Form 10KSB
period 1999-07-31
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 1999-11-15
CIK 1063154

JUPITER MARINE INTERNATIONAL HOLDINGS, INC. - 10KSB - ANNUAL REPORT
--------------------------------------------------------------------------------



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(X) Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. (Fee required)

         For the fiscal year ended July 31, 1999

(  )     Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934.  (No Fee Required)

                  For the transition period from ____________ to ______________.

                  Commission file number 0-26618


                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

                    FLORIDA                              65-0794113
        (State of other jurisdiction of      (IRS Employer Identification No.)
        incorporation or organization)


                              3391 S.E. 14th AVENUE
                         PORT EVERGLADES, FLORIDA 33316
                    (Address of principal executive offices)

                                 (954) 523-8985
                           (Issuers telephone number)

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value

                    Redeemable Common Stock Purchase Warrants
                              (Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( X )

State issuers revenues for the most recent fiscal year $1,201,375 .

As of November 15, 1999 the aggregate market value of the Issuer's voting stock held by non-affiliates of the Issuer (2,401,500 shares of common stock) was approximately $N/A.

As of November 12, 1999, the number of shares outstanding of the Issuer's common stock was 4,033,500. Documents incorporated by reference: NONE

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

BUSINESS

         Jupiter Marine International Holdings, Inc. ("JMIH"), a Florida corporation, was incorporated on May 19, 1998. JMIH's goal is to become a consolidator as well as a builder in the highly fragmented marine industry. On May 26, 1998, JMIH acquired all of the outstanding shares of common stock of Jupiter Marine International, Inc. ("JMI"), a boat manufacturing company, which was incorporated under the laws of the State of Florida on November 7, 1997. JMIH and JMI will sometimes be collectively referred to as the "Company". The Company's principle offices and manufacturing facilities are located in Port Everglades, Florida.The Company's web site address is www.jupitermarine.com.

         The Company believes that it has assembled a management team that is not only capable of recognizing opportunities in the marine industry but can also operate and enhance the value of opportunities in the marine industry. Management believes that a tremendous number of potential consolidation candidates can be found. Management also believes that "manufacturing customers" or unrelated manufacturers that may build and supply the Company with proprietary parts and supplies that it can use in the assembly and completion of Jupiter boats can be found. The Company intends to locate consolidation candidates and manufacturing customers primarily through its contacts within the marine industry and through its professional affiliations and memberships in nationally recognized marine associations such as the National Marine Manufacturers Association and the Marine Industries Association of South Florida.


         PRODUCTS

         The Company currently builds four outboard powered boats in three sizes (the "Jupiter Line").

         31' CENTER CONSOLE

         The 31' Center Console is designed for the family fisherman and provides what management of the Company believes is a quality offshore performance while offering amenities and features not normally found in other open boats. This model includes a private stand up compartment with 6'2" headroom containing a vanity with sink and shower and room for optional marine head.

         31" CUDDY CABIN

         This is the same basic boat as the 31" Center Console that includes a small cuddy cabin forward with cruising amenities and a comfortable 4-place dinette that converts to a queen berth for sleeping.

         27" CENTER CONSOLE

         This model is available in either single or twin engines. It was added to the line in order to enable the entry level boat buyer to acquire a Jupiter boat at an affordable price. New features in the 27' Center Console design include an integrated engine mounting platform, above deck livewell, transom door, and a 6'2" berth built into the console department.

         21' SHALLOW WATER SKIFF

         The 21' Shallow Water Skiff is unlike "typical" flats boats. This is due to its size and weight. Most typical flats boats range from 14' to 18' and are substantially lighter in weight and construction. The greater size and weight of the Jupiter 21' Shallow Water Skiff allows it to carry more passengers and operate in rougher conditions than the typical flats boats. Light enough to operate in shallow water, yet large and stable enough to run in open water or offshore chop, this boat can also be marketed as a family runabout or a yacht tender.

         To further enhance its sport fishing boat line, the Company plans to introduce a new 33' walk around cabin model based upon the proven 31' center console hull design. This model will feature a deck design, which incorporates a walk-in cabin, enclosed head with shower, and a full galley. With twin outboard engine power this model will be offered as either a fishing boat for the serious angler or as a purely recreational sport boat type cruiser. The Company is also in the process of designing new 32 and 35 foot boats which the Company hopes to eventually manufacture and sell as part of the Jupiter Line. The new boats will feature diesel powered, inboard engines. The sale price of the new models will range from approximately $160,000 to $300,000 depending on customization.

         Although the boats are suitable for many different purposes, they are primarily used for fishing and fishing related activities. The sales prices for the boats range from $75,000 to $110,000 for the Jupiter 31 models, from $45,000 to $78,000 for the Jupiter 27, and from $24,000 to $39,000 for the Jupiter 21. The Company provides each boat purchaser with a limited lifetime warranty.

         MANUFACTURING

         The Company's manufacturing plant is set up with five full length assembly lines. Each line operates at a rate that is determined by sales and demand. It is planned that each assembly line run at a consistent line rate so that the work stations become repetitive and components can be assembled in quantity more efficiently. A line rate can be increased or decreased by simply adding or subtracting workers and material on the line. Production capacity is sufficient to accommodate approximately 20 boats in various stages of construction at any one time. Construction of a boat currently made, depending on size, takes approximately five weeks.

         The Company is currently on schedule to produce approximately 100 boats annually and is operating at approximately 50% of its manufacturing capacity. In order to build 200 boats annually, the Company would need to hire approximately 40 additional employees, both skilled and unskilled. Management believes its relationship with its employees is good and does not foresee any difficulties in hiring additional employees. The Company believes it can further expand its manufacturing capacity by adding additional plant space, equipment and tooling.

         The Company owns over 60 different molds which are used interchangeably depending on which model of boat the Company has agreed to build. Through September 1, 1999, the Company has built 38 boats, all of which are seaworthy. Jupiter's management team has built approximately 3,000 boats over the last 25 years, all of which were seaworthy.

         The first phase of manufacturing involves creating the hulls and decks of the boats which is accomplished by the hand "laying-up" (taking sheets of fiberglass material and laying them in place along the bottom and up the hull of a boat) of vinylester blended resins and high quality stitched, bi-directional and quad-directional fiberglass material over a foam core in the molds. Bi-directional fiberglass is a fabric type material that is made of fiberglass strands and distributed in rolls, much the same as cotton fabrics. There are many types and styles of fiberglass cloth, the most common being bi-directional, which means the structural strands of material are woven in two directions normally at right angles to each other. Quad-directional fiberglass is basically the same material as bi-directional fiberglass with the difference being that the structural strands of fiberglass are woven or knitted in four different directions in a variety of combinations.

         This procedure and components create a composite structure with strong out and inner skins with a thicker, lighter core in between. The "laying-up" of fiberglass by hand rather than using chopped fiberglass and mechanical applicators results in superior strength and appearance. The resin used to bind the composite structure together is a vinylester type, which is stronger, better bonding and more flexible than the polyester resins used by most other fiberglass boat manufacturers.

         During the second phase of manufacturing, the fuel tanks and inner liner (or deck), which is made of the same material as the hull, are installed in the hull. Decks are bonded to the hulls using bonding agents, screws and fiberglass to achieve a strong, unitized construction. The third phase involves installing the console, wiring, electrical components, various accessories and engines. The final segment involves installing custom accessories, upholstery, seating, electronics and navigational aids.

         The third phase involves installing the console, wiring, electrical components, various accessories and engines. The final segment involves installing custom accessories, upholstery, seating electronics and navigational aids.

         DESIGN

         The Jupiter Line's Deep-V hulls are specifically designed to perform at high speeds in offshore sea conditions, while providing their passengers a smooth, comfortable and dry ride. There is no lean or cavitation (vibration and inefficiencies caused by boat propeller slippage occurring when a boat propeller does not have solid contact with the water) in a turn.

         The Jupiter Line's performance characteristics result from its "posi-stern" hull design, developed by JMI which reduces drag, planes faster, turns sharper, and increases fuel economy. This hull design, combined with its stern lifting strakes, creates a variable dynamic lift that provides a level, stable, and soft ride.

         The additional increase in stern lift balances the hull on its lines and allows the boat to raise on plane very quickly without a loss of visibility from the helm. The resulting running angle allows the bow to cut through the water at a sharper angle, which results in deflecting spray out, not up and for a softer and drier ride that reduces pounding or hopping commonly associated with boats.

         The design and tooling for new boat models and improvements to existing models is an integral part of the Company's business and will be continuously ongoing. The time involved will be dependent on the magnitude of the project and could range from three to twelve months. It is anticipated that the costs of these projects will be funded with additional financing as well as from cash flows from operations. The Company does not anticipate that these costs will be borne by its customers.

         JMI SALES AND MARKETING

         JMI's marketing efforts will focus on Carl Herndon's name and reputation in the boat manufacturing industry. Mr. Herndon has over 25 years of marine experience. His background includes building high quality boats ranging in length from 16' up to 80' in length and being appointed the C.E.O. of Blackfin Yacht Corporation and Bertram Yachts, two highly regarded companies within the marine industry. In addition to his boat building expertise, Herndon has served as the President of the Marine Industries Association of South Florida, was appointed to the Boating Advisory Council by Florida's Governor, has served on numerous committees for the National Marine Manufacturers Association, and has lobbied in Washington, DC on behalf of the marine industry.

         JMI intends to market its boats in nationally circulated magazines and trade publications including Boating Magazine, Sports Fishing, Florida Sportsman, Motor Boating and Sailing and Saltwater Sportsman. JMI intends to attend most major boat shows and exhibitions, as well as possibly sponsoring boats in fishing tournaments. Boats are sold and distributed through authorized marine dealers throughout the United States. These dealers are not exclusive to the Company and may carry the boats of other companies. The territories served by any dealer are not exclusive to the dealer. However, the Company uses discretion in locating new dealers in an effort to protect the interests of the existing dealers. The Company normally does not manufacture boats for inventory. Most boats are pre-sold to a dealer when entering the production line. The Company currently has agreements with six boat dealers located in Dania, Florida; Stuart, Florida; Wilmington, North Carolina; Neptune, New Jersey; Mobile, Alabama; N. Weymouth, Massachusetts and is in the process of seeking additional qualified boat retailers to act as dealers.

         The Company delivers boats to its dealers on a cash on delivery basis. However, approximately one-half of the Company shipments are made pursuant to commercial dealer "floor plan financing" programs in which the Company participates on behalf of its dealers. Under these arrangements, a dealer establishes lines of credit with one or more third-party lenders for the purchase of showroom inventory. When a dealer purchases a boat pursuant to a floor plan arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat, net of shipping charges, directly to the Company.

         The Company sells all of its boats through retail dealers. The Company has sold five 21' Shallow Water Skiffs, three 27' Center Consoles and an aggregate of twenty-five 31' Center Consoles or Cuddy Cabins. Through September 1999, the Company has sold a total of 33 boats.

         EMPLOYEES

         JMIH currently has no employees other than its officers and directors who are not being compensated. JMI currently employs a total of 37 people 32 of whom are directly involved in the boat manufacturing process and 5 of who are administrative and executive personnel. All officers and employees are full-time. As JMI nears full operating capacity, estimated by the Company to be in July 2000, JMI expects to employ 65 people in the boat manufacturing area.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases a 32,140 square foot facility located at 3391 S.E. 14th Avenue, Port Everglades, Florida. The facility houses the Company's boat manufacturing operation and executive offices. The Company leases the facility from Carl Herndon, the Company's President, Chief Executive Officer and Director. The lease agreement requires the Company to pay monthly lease payments of approximately $10,700.00 per month plus applicable taxes. The lease payments are subject to a 5% annual increase. The lease terminates in May 2002. The Company has an exclusive option to purchase the facility during certain periods until November 1, 2001 at a price between $900,000 and $1,000,000.

ITEM 3.           LEGAL PROCEEDINGS

         There are no significant material legal proceedings filed, or to the Company's knowledge, threatened against the Company. However, Jupiter 31, Inc., the company from which JMI purchased the assets the Company now uses to operate its boat manufacturing business, is the subject of tax lien proceedings instituted by the IRS. In addition, Jupiter 31, Inc. failed to satisfy certain financial obligations with other parties which were delinquent. As such, both the IRS and any other creditors of Jupiter 31, Inc. may have rights in the assets of Jupiter 31, Inc. superior to those of the Company. While management of the Company has been informed by the IRS that the liens will be discharged, the Company has not received a formal discharge notice to date. Although management of the Company believes that neither the IRS nor any potential third party claims exist, there can be no assurance that claims will not be made against the assets.

         On October 4, 1999, Windjet Manufacturing, LLC ("Windjet") filed a lawsuit against the Company alleging the negligent storage of its property which resulted in a theft. Windjet claims losses of approximately $100,000. A written agreement between the Company and Windjet required that Windjet procure its own insurance on the property. The matter has been presented to the Company's insurance carrier to determine coverage and defense costs.

         On May 7, 1998 JMI filed a civil lawsuit against Joseph Maran and Jupiter 31, Inc., for breach of contract, fraudulent inducement, conspiracy to defraud, and breach of employment. While the Company is seeking damages in excess of $250,000, the suit is not presently being pursued since Jupiter 31, Inc., has no assets, and Joseph Maran has filed personal bankruptcy.

         On August 27, 1999, subsequent to JMI's action against Mr. Maran and Jupiter 31, Inc., Mr. Maran and Sandra Carter, the former owner of Jupiter 31, Inc. and girlfriend of Mr. Maran, respectively, filed a lawsuit against JMI requesting rescission, specific performance and negligent infliction of emotional distress related to the asset purchase of Jupiter 31, Inc. and Mr. Maran's employment agreement with JMI. They are seeking the return of 1,000,000 shares of Common Stock of JMI which were revoked by the Company and other damages. Mr. Maran filed a Chapter 7 Bankruptcy Petition on February 1, 1999. Mr. Maran and Ms. Carter are being represented by counsel retained by the bankruptcy trustee. The Company intends to vigorously defend the complaint. At this date, the Company can not opine on any possible outcome.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fiscal year.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Although JMIH has made application to permit quotation to be made on the Over-the-Counter Bulletin Board for its shares of Common Stock, there is currently no public trading market for JMIH's Common Stock. The transfer agent for JMIH's Common Stock is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, FL 33321.

         JMIH has never paid cash dividends on its Common Stock. JMIH presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on JMIH's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Management's discussion and analysis contains various "forward-looking statements" within the meaning of the Securities and Exchange Act of 1934. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or use of negative or other variations or comparable terminology.

         The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

         The Company also notes that comparison of the results of operation for the fiscal year ended July 31,1 999 to the fiscal year ended July 31, 1998 (approximately nine months) may not provide meaningful comparisons, as the Company was not in normal business operation during all of fiscal 1998 and most of fiscal 1999.

PLAN OF OPERATIONS

         Management's operating plan for the next twelve months is to be at a slight loss. Sales are expected to be about $5,339,000 with a gross margin of approximately $1,080,000 (20.2%). Selling, general and administrative expenses are projected to be approximately $1,100,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company, since its inception, has experienced severe negative cash flows and has met its cash requirements by issuing, through private placements, its common and preferred stock. Additional funds were generated by borrowings of $400,000. The Company anticipates that funds received from these sources, cash generated from operations and additional financings of $1,000,000 should be sufficient to satisfy the Company's contemplated cash requirements for at least the next 12 months. After such time, the Company anticipates that cash generated from operations will be sufficient to fund its operations, although there can be no assurances that this will be the case.

         The Company does not anticipate any significant purchase of equipment. The number and level of employees at July 31, 1999 should be adequate to fulfill the production schedule.

RESULTS OF OPERATIONS

         From inception to May 1999 the Company was primarily involved in relocating its manufacturing facility and producing boats that were an assumed liability of Jupiter 31, Inc. Revenues through April 1999 were primarily related to delivery of these boats. Consequently the Company suffered significant operating and cash flow losses.

         Effective May 1999 the Company delivered all but one boat pursuant to the assumed liability of Jupiter 31, Inc. A $70,000 deposit received for this boat partially accounts for why deposits exceed the Company's inventory and cash. The remaining balance of approximately $178,000 at July 31, 1999 is due to normal business practices and should be satisfied utilizing working capital. The Company has begun to solicit new orders and has commenced delivering new boats for sale to the Company's dealers.

         Effective May 1999 the Company delivered all but one boat pursuant to the assumed liability of Jupiter 31, Inc. A $70,000 deposit remains on this boat. The remaining balance of approximately $178,000 at July 31, 1999 is due to normal business practices and should be satisfied utilizing working capital. The Company has begun to solicit new orders and has commenced delivering new boats for sale to the Company's dealers.

         As of September 30, 1999 all outstanding payroll taxes were paid and the Company is current on all payroll taxes.

NET SALES

         The Company had net sales of $1,019,385 for the quarter ended July 31, 1999. Management believes that it has started to recapture lost market share through the restoration of dealer confidence in the new Jupiter products. Orders for the Company's products continue to remain at about these levels.

COST OF PRODUCTS SOLD

         The gross profit margin for the quarter ended July 31, 1999 was 23.9% of net sales. The margin was slightly above management's expectation due to lower material cost and increased labor efficiencies. Additionally, overhead spending was also better than expected. The Company has identified certain production inefficiencies which, when adjusted, should improve gross margin. The Company believes there are various tooling constraints that, if improved, would reduce labor costs. The Company is also exploring several purchasing alternatives that may reduce the cost of material used.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses of $248,715, for the quarter ended July 31, 1999, were about equal to management's projections.

         Selling, General and Administrative expenses of approximately $224,500 were about equal to management's expectations. SG&A expenses consists primarily of salaries and benefits ($90,400), Occupancy costs ($48,392), utilities ($10,600), marketing and advertising ($9,800), management fee ($15,000) and depreciation ($50,300).

YEAR 2000 READINESS DISCLOSURE

         Because of the start up nature of the Company it has not developed, internally, any information technology systems, but has utilized software packages purchased from reputable third party vendors. These vendors have assured us that their systems are Year 2000 compliant. We do not believe that the aggregate cost for the year 2000 issue on entities with which we transact business, and there can be no assurance that the effect of the Year 2000 issue on such entities will not have a material adverse effect on our business, financial condition, or results of operations.

ITEM 7.       FINANCIAL STATEMENTS

See the financial statements and supplementary data listed in the accompanying index to the Financial Statements and Schedule on Page F-1 herein

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE UNDER SECTION 16(A) AT THE EXCHANGE ACT SIGNIFICANT EMPLOYEES

         The following table sets forth the names, positions with JMIH and ages of the executive officers and directors of JMIH. Directors will be elected at JMIH's annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

Name                                        Age                      Position Held
----                                        ---                      -------------
Carl Herndon                                60                    Director, President and Chief Executive
                                                                  Officer, Secretary

Lawrence S. Tierney                         53                    Director

SIGNIFICANT PERSONNEL

Carl Herndon, Jr.                           32                    Vice President
                                                                  Sales & Marketing JMI

Paul Douglas                                56                    Production Manager JMI

         CARL HERNDON - Mr. Herndon has been President, Chief Executive Officer and a Director of JMIH since its inception on May 19, 1998. Mr. Herndon has also been President, Chief Executive Officer and a Director of JMI since May 15, 1998. Between 1973 and 1997, Mr. Herndon was President, Chief Executive Officer, Director and sole shareholder of Blackfin Yacht Corporation, a Fort Lauderdale, Florida based designer, manufacturer and seller of Sportfishing boats ("Blackfin"). Between 1993 and 1995, Mr. Herndon was president and Chief Executive Officer of Bertram Yacht Corporation in Miami, Florida. During Mr. Herndon's tenure as officer and director of Blackfin, Blackfin filed for Chapter 11 Bankruptcy Reorganization protection. The bankruptcy proceeding was subsequently converted to a Chapter 7 proceeding.

         LAWRENCE TIERNEY - Mr. Tierney joined JMIH as a Director and Consultant in January 1999. Since April 1997, Mr. Tierney is owner and operator of AAMCO transmissions of Plant City, Florida. From March 1995 to March 1997, Mr. Tierney was Chief Financial Officer of MAKO Marine International, Inc., a manufacturer of high quality offshore fishing boats. From June of 1993 to March of 1995, Mr. Tierney served as Chief Financial Officer of Chris Craft Boats, a wholly owned subsidiary of Outboard Marine Corporation (OMC) a full line manufacturer of power boats. From June 1991 to June 1993, Mr. Tierney acted as Chief Operating Officer of Chris Craft boats. From August 1986 to June 1991, Mr. Tierney was Sr. Vice President of Finance for Chris Craft.

         CARL HERNDON, JR. - Mr. Herndon has been Vice President of Sales and Marketing at JMI since October 1998 and joined JMI on a full-time basis in January of 1999. From November 1997 to January 1998, Mr. Herndon was selling new boats and brokering boats at Northside Marine Sales. From January 1992 to July 1997, Mr. Herndon was National Sales Manager for Blackfin Yacht Corporation. From April 1987 to January 1992, Mr. Herndon was Production Manager for Blackfin Yacht Corporation.

         PAUL DOUGLAS - Mr. Douglas has been the Plant Manager for JMI since May of 1998. From March 1987 to July 1996, Mr. Douglas was Facilities/Maintenance Foreman for Blackfin Yacht Corporation. From 1980 to 1987, Mr. Douglas was Maintenance Craftsman, First Class and Acting Foreman for Special Projects for Tracor Marine.

         EMPLOYMENT AGREEMENTS

         In November 1998, JMI entered into a five-year employment agreement with Mr. Herndon with 2 one-year renewal options. The agreement obligates Mr. Herndon to devote all his time to supervising, designing and manufacturing boats for JMI as president and chief executive officer of the JMI. Mr. Herndon will earn a base salary of $72,000 per year. Mr. Herndon's salary adjustments are tied to the Company successfully reaching specific financial milestones. Subsequent salary adjustments will be decided by the board of directors of the Company. The employment agreement also entitles Mr. Herndon to an aggregate of options to purchase 600,000 shares of common stock of the Company at prices between $.50 and $1.00 per share over a period of five years. The employment agreement includes standard non-compete and confidentiality provisions. Due to Mr. Herndon's experience, the business of JMI and the Company will be largely dependent on Mr. Herndon's experience and ability to design, manufacture and sell boats produced by JMI.

         In May 1999, JMI entered into a five-year employment agreement with Carl Herndon, Jr. with 2 one-year renewal options. The agreement obligates Mr. Herndon to devote all his time to supervising the sales and marketing of the Company's boats as Vice President of Sales and Marketing. Mr. Herndon will earn a base salary of $70,000 for the first year of the agreement, $85,000 for the second year of the agreement, $100,000 for the third year of the agreement and a salary to be determined by the Board of Directors of JMIH for years four, five and any renewal period. The employment agreement includes standard non-compete and confidentiality provisions.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership on Form 3 and reports of changes in ownership of Common Stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

         Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the year ended July 31, 1999, except for Carl Herndon, Carl Herndon, Jr., Triton Holdings International Corp., Donald Gasgarth, and Lawrence Tierney who inadvertently were late in filing Form 3 for reporting initial beneficial ownership of securities which Form 3's have been filed as of November 12, 1999.

ITEM 10.          EXECUTIVE COMPENSATION

         The following table sets forth information relating to the compensation paid by the Company during the past two fiscal years to: (i) the Company's President and Chief Executive Officer; and (ii) each of the Company's executive officers who earned more than $100,000 during the period from May 19, 1998 (inception) through May 31, 1999 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE
--------------------------- -------- ----------------------------------- ----------------------------------------------
                                            Annual Compensation                     Long-Term Compensation
--------------------------- -------- ----------------------------------- ----------------------------------------------
                                                                                 Awards                 Payouts
--------------------------- -------- --------- -------- ---------------- ----------------------- ----------------------
                                                                                     Securities
                                                                                       Under-
                                                             Other       Restricted     Lying                All Other
   Name and Principal                                       Annual          Stock     Options/      LTIP      Compen-
        Position             Year     Salary    Bonus    Compensation     Award(s)      SARs       Payouts    sation
                                                              ($)            ($)         (#)         ($)        ($)
--------------------------- -------- --------- -------- ---------------- ----------- ----------- ---------- -----------
Carl Herndon, Director
CEO and President(1)        1998     $29,560
--------------------------- -------- --------- -------- ---------------- ----------- ----------- ---------- -----------
                            1997         N/A
--------------------------- -------- --------- -------- ---------------- ----------- ----------- ---------- -----------
                            1996         N/A
--------------------------- -------- --------- -------- ---------------- ----------- ----------- ---------- -----------

         (1) Does not include 850,000 shares of Common Stock of the Company issued to Mr. Herndon as founder's shares.


STOCK OPTIONS
                                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                 ---------------------------------------------------------------------------------

                    Individual Grants
                 ---------------------------------------------------------------------------------
                                                        Percent of
                                           Number Of       Total
                                          Securities      Options/
                                          Underlying    SARs Granted    Exercise Of   Expiration
                          Name           Options/SARs   To Employees    Base Price       Date
                                          Granted (#)  In Fiscal Year     (S/Sh)
                ---------------------------------------------------------------------------------
                 Carl Herndon,              150,000          25%         $  .50        11/10/03
                 Director CEO and
                 President(1)
                 ---------------------------------------------------------------------------------
                                            150,000          25%         $  .625       11/10/03
                 ---------------------------------------------------------------------------------
                                            150,000          25%         $  .75        11/10/03
                 ---------------------------------------------------------------------------------
                                            150,000          25%         $1.00         11/10/03
                 ---------------------------------------------------------------------------------

OPTION EXERCISES AND HOLDINGS

       The following table sets forth information with respect to the exercise of options to purchase shares of JMIH's common stock during the period from May 19, 1998 (inception) through May 31, 1999, of each person named in the Summary Compensation Table and the unexercised options held as of the end of such period.

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES
--------------------------------------------------------------------------------------------------------------------
                                                                              Number of             Value Of
                                                                             Securities            Unexercised
                                                                             Underlying           In-The-Money
                                                                             Unexercised          Options/SARs
                                                                            Options/SARs         At Fiscal Year-
                                         Shares                          At Fiscal Year-End          End ($)
                                       Acquired On         Value                 (#)              Exercisable/
                                      Exercise (#)       Realized           Exercisable/          Unexercisable
               Name                                         ($)             Unexercisable
--------------------------------------------------------------------------------------------------------------------
Carl Herndon, Director, President          N/A              N/A                600,000                 -0-
and CEO
--------------------------------------------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the Company's common stock beneficially owned on October 1, 1999, for (i) each shareholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding common stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. On October 1, 1999, there were approximately 4,033,500 shares of Company common stock, par value $.001 (the "Common Stock"), outstanding.

                                                        NUMBER OF                          PERCENTAGE OF
                                                   BENEFICIALLY OWNED                   OUTSTANDING SHARES
NAME                                                   SHARES (1)                       BENEFICIALLY OWNED
Carl Herndon
3391 S.W. 14th Avenue
Port Everglades, FL 33316                                1,487,500(2)                        36.9%

Carl Herndon, Jr.
3391 S.W. 14th Avenue
Port Everglades, FL 33316                                  172,500 (3)                        4.2%

Triton Holding International Corp.
700 S. Federal Highway, Suite 200
Boca Raton, FL 33433                                       500,000 (4)                       12.3%

Donald B. Gasgarth
714 S.E. 8th Court
Delray Beach, FL 33483                                     666,000 (5)                       16.5%

Jeffrey K. Zwitter
6680 Serena Lane
Boca Raton, FL 33432                                       216,000 (6)                        5.3%

Four M International, Inc.
1980 Poison Oak, # 1850
Houston, TX 77004                                          300,000 (7)                        7.4 %

Alan Lyons
2521 Vestal Parkway East
Vestal, NY 13850                                           300,000 (7)                        7.4%

Richard Friedman
49 Front Royal Isle
Fort Lauderdale, FL 33308                                  150,000 (8)                        3.7%

Richard Aulicino
1172 Hillsboro Mile, #3
Hillsboro, FL 33052                                        188,000                            4.6%

Lawrence Tierney (9)
3391 S.W. 14th Avenue
Port Everglades, FL 33316                                        0                            0.0%

Officers and Directors as a Group                        1,660,000                           41.2%
(3 persons)

(1) As of October 1, 1999, there were approximately 4,033,500 shares of Common Stock outstanding not including: (i) an aggregate of 600,000 shares of Common Stock issuable upon the exercise of options; (ii) 984,000 shares of Common Stock issuable upon the conversion of 328,000 shares of the Company's Series A Preferred Stock; (iii) 615,000 shares of the Company's Common Stock issuable upon the exercise of 205,000 shares of the Company's Series B Preferred Stock; and (iv) 885,000 shares of the Company's Common Stock issuable upon the conversion of 245,000 shares of the Company's Series B Preferred Stock issuable upon the exercise of warrants exercisable at $1.00.

(2) Mr. Herndon is a Director, President and Chief Executive Officer of both JMI and the Company. Includes (i) 37,500 shares of Common Stock issuable upon the conversion of 12,500 shares of Series A Convertible Preferred Stock; and (ii) up to 600,000 shares of Common Stock issuable upon the exercise of options at exercise prices between $.50 and $1.00 per share over a five year period beginning November 10, 1998.

(3) Carl Herndon, Jr. is Mr. Herndon's son and is JMI's Vice President of Sales and Marketing. Includes 22,500 shares of Common Stock issuable upon the conversion of 7,500 shares of Series A Convertible Preferred Stock.

(4) Mr. Gasgarth and Mr. Zwitter, principal shareholders of JMIH, are also principal shareholders and Directors of Triton International Holding Corp. ("Triton"). Does not include (i) up to 1,400,000 shares of Common Stock that may be issued upon conversion of the Triton Note; (ii) 66,000 shares of Common Stock owned by Mr. Gasgarth; and (iii) 66,000 shares owned by Mr. Zwitter. Includes 50,000 shares of Common Stock subject to an option granted to Mr. Tierney.

(5) Includes 300,000 shares of Common Stock issuable upon the conversion of 100,000 shares of Series A Convertible Preferred Stock of the Company, and (ii) 300,000 shares of Common Stock issuable upon the exercise of warrants to purchase 100,000 Series B Convertible Preferred Stock at $1.00 until November, 2004, subsequently convertible into Common Stock at a 3:1 ratio. Does not include 500,000 shares of Common Stock owned by Triton Holding International Corp. in which Mr. Gasgarth is a principal shareholder, and Director.

(6) Includes 75,000 shares of Common Stock issuable upon the conversion of 25,000 shares of Series A Preferred Stock of the Company, and (ii) 75,000 shares of Common Stock issuable upon the exercise 25,000 warrants to purchase Series B Convertible Preferred Stock at $1.00 until November, 2004, subsequently convertible into Common Stock at a 3:1 ratio. Does not include 500,000 shares of Common Stock owned by Triton Holding International Corp., in which Mr. Zwitter is a principal shareholder and Director.

(7) Includes 150,000 shares of Common Stock of the Company issuable upon the conversion of 50,000 shares of Series A Preferred Stock and (ii) 150,000 shares of Common Stock issuable upon the exercise of 50,000 warrants to purchase Series B Convertible Preferred Stock at $1.00 until November, 2004, subsequently convertible into Common Stock at a 3:1 ratio.

(8) Includes 150,000 shares of common stock of the Company issuable upon the conversion of 50,000 shares of Series B Convertible Preferred Stock.

(9) Mr. Tierney is a Director of JMIH. Mr. Tierney is also employed by Triton Holding International Corp. Does not include options to purchase 50,000 shares of Common Stock of JMIH at $.40 per share from Triton Holding International Corp.

ITEM 12. INTEREST OF MANAGEMENT AND OTHER CERTAIN TRANSACTIONS

CERTAIN TRANSACTIONS

         Mr. Herndon personally owns the Company's manufacturing facility in Port Everglades, Florida (the "Manufacturing Facility"). On May 20, 1998, the Company entered into a lease agreement (the "Lease Agreement") with Mr. Herndon in which the Company leases the Manufacturing Facility for a period of five years at $4.00 per square foot or $10,714 per month (the "Lease Amount"). The Company believes that since the Lease Amount is at fair market value, the Lease Agreement between the Company and Mr. Herndon was consummated on terms no less favorable than with an unrelated party. On November 1, 1998 the Company negotiated a three-year option with Mr. Herndon to purchase the property. During year one, the price is $900,000, year two $950,000 and year three $1,000,000.

LOANS FROM TRITON HOLDINGS INTERNATIONAL CORP.

         In November 1998, the Company initiated a loan for $350,000 from Triton Holdings International Corp. ("Triton"). Two principal shareholders and Directors of Triton are principal shareholders of the Company. The promissory note ("the Note") issued to Triton by the Company evidencing the loan accrues interest at 10% per annum. The note is convertible into shares of Common Stock of the Company, at the option of Triton at $.50 per share before January 14, 2000, at $.375 per share between January 14, 2001 and January 14, 2002, and at $.25 after January 14, 2003. The note matures on January 14, 2003; Triton also received 500,000 shares of Common stock as additional incentive for making the loan.

         The Company also entered into a 5 year management agreement with Triton under which Triton is to perform general business consulting services in connection with the Company's conducting of its business, including, but not limited to, development and maintenance of internal bookkeeping functions, business planning, consulting and advice with respect to structure and expansion of the Company. Don Gasgarth and Jeff Zwitter are directors and principle shareholders of Triton. Messrs. Gasgarth and Zwitter are also principle shareholders of the Company. Larry Tierney, a director of the Company, is an employee of Triton. In consideration for its services, the Company will pay Triton a monthly fee of $5,000. The Company and Triton arrived at this fee by estimating Triton's service hours to the Company at 100 hours per month and valuing their services at $50.00 per hour. The Company believes this fee is competitive with consulting arrangements in the marine industry. To date, Triton has provided services to the Company in excess of 100 hours per month.

         Between February 1999 and March 1999, Premier Global, Inc., a company controlled by Messrs. Zwitter and Gasgarth loaned the Company $59,000 pursuant to the terms of a promissory note. The note accrued interest at 12% per annum. On April 8, 1999, the Company paid $60,000 satisfying in full its obligation.

                                    PART III

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits      Description of Document

3.1               Articles of Incorporation of Jupiter Marine International
                  Holdings, Inc. (1)

3.2 Articles of Amendment to the Articles of Incorporation of Jupiter Marine International Holdings, Inc. (1)

3.3               Bylaws of Jupiter Marine International Holdings, Inc.  (1)

10.1 Employment Agreement between Jupiter Marine International Holdings, Inc. and Carl Herndon, Sr. dated November 10, 1998.
                  (1)

10.2 Employment Agreement between Jupiter Marine International Holdings, Inc. and Carl Herndon, Jr. dated May 28, 1999. (1)

10.3 Management Agreement between Jupiter Marine International Holdings, Inc. and Triton Holdings International Corp. dated January 14, 1999. (1)

10.4 Secured Promissory Note issued by Jupiter Marine International Holdings, Inc. and Triton Holdings International Corp. dated January 14, 1998. (1)

10.5 Lease Agreement between Jupiter Marine International Holdings, Inc. and Carl Herndon, Sr. dated May 19, 1998. (1)

21                Subsidiaries of Jupiter Marine International Holdings, Inc.
                  (1)

27                Financial Data Schedule.

(1) Filed previously in the Company's Registration Statement, Registration No. ____under the same exhibit number.

(b)               Reports on Form 8-K

                  None
                                   SIGNATURES

         In accordance with Section 13 of the Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  JUPITER MARINE INTERNATIONAL
                                            HOLDINGS, INC.


Date:______________, 1999         By:______________________________________
                                     Carl Herndon, Director, CEO and President


Date:______________, 1999         By: ______________________________________
                                     Lawrence Tierney, Director


Date:______________, 1999         By: ______________________________________
                                     Carl Herndon, Jr., Vice President of Sales
                                     and Marketing

                                 JUPITER MARINE
                             INTERNATIONAL HOLDINGS,
                               INC. AND SUBSIDIARY

                             CONSOLIDATED FINANCIAL
                                   STATEMENTS

                                February 28, 1999











                                TABLE OF CONTENTS
                                                                          PAGES
                                                                          -----

Independent Auditor's Report                                              F-1

Consolidated Balance Sheet                                                F-2-3

Consolidated Statement of Loss                                            F-4

Consolidated Statement of Changes in Stockholders' Deficiency             F-5

Consolidated Statement of Cash Flows                                      F-6

Notes to Consolidated Financial Statements                               F-7-12

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
 Jupiter Marine International Holdings, Inc.
  Fort Lauderdale, Florida


     We have audited the accompanying consolidated balance sheet of Jupiter Marine International Holdings, Inc. and subsidiary as of February 28, 1999, and the related consolidated statements of loss, changes in stockholders' deficiency and cash flows for the seven months then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jupiter Marine International Holdings, Inc. and subsidiary as of February 28, 1999, and the results of their operations and their cash flows for the seven months then ended, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has sustained net operating losses, has deficit cash flows from operations, and working capital and stockholders' deficiencies at February 28, 1999, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                                  KEEFE, McCULLOUGH & CO., LLP


Fort Lauderdale, Florida
April 5, 1999


           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                February 28, 1999


                                   A S S E T S

CURRENT ASSETS:
  Cash                                                                                                            $        7,608
  Inventories                                                                                                            244,600
  Prepaid expenses                                                                                                         8,272
                                                                                                                  --------------





          Total current assets                                                                                           260,480


PROPERTY AND EQUIPMENT, at cost or allocated cost:
  Boat molds                                                                               $      910,096
  Leasehold improvements                                                                           93,837
  Machinery and equipment                                                                          31,200
  Office equipment                                                                                  7,000
                                                                                           --------------
                                                                                                1,042,133
  Less accumulated depreciation                                                                   211,795                830,338
                                                                                           --------------         --------------




                   Total assets                                                                                   $    1,090,818
                                                                                                                  ==============

       The accompanying notes to consolidated financial statements are an integral part of these statements.


           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                February 28, 1999


    L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  D E F I C I E N C Y


CURRENT LIABILITIES
  Accounts payable                                                                                                $       53,583
  Payroll taxes payable                                                                                                   95,104
  Accrued expenses                                                                                                        89,760
  Other current liabilities                                                                                              163,001
  Customer deposits                                                                                                      270,687
  Current portion of debt                                                                                                 50,000
  Warranty reserve                                                                                                        49,084
                                                                                                                  --------------

          Total current liabilities                                                                                      771,219


LONG-TERM DEBT, less current portion                                                                                     350,000
                                                                                                                  --------------

          Total liabilities                                                                                            1,121,219


COMMITMENTS (Note 7)                                                                                                        --


STOCKHOLDERS' DEFICIENCY:
  Capital stock, 5,000,000 shares of $ .001 par value preferred stock authorized,

   500,000 shares designated as 10% cumulative Series A preferred stock, $ .001 par value ($ 328,000 aggregate liquidation preference),
   328,000 shares issued and outstanding                                                   $          328

   205,000 shares designated as 10% cumulative Series B preferred stock, $ .001 par value ($ 205,000 aggregate liquidation preference),
   205,000 shares issued and outstanding                                                              205

  Capital stock, 50,000,000 shares of $ .001
   par value common stock authorized,
   2,085,000 shares issued and outstanding                                                          2,085
  Additional paid in capital                                                                      620,382
  Accumulated deficit                                                                            (653,401)               (30,401)
                                                                                           --------------         --------------

                   Total liabilities and stockholders' deficiency                                                 $    1,090,818
                                                                                                                  ==============

       The accompanying notes to consolidated financial statements are an integral part of these statements.


           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF LOSS
                  For the Seven Months Ended February 28, 1999


SALES                                                                                                             $       96,651


COST OF SALES                                                                                                            158,611
                                                                                                                  --------------

          Gross loss                                                                                                     (61,960)


GENERAL AND ADMINISTRATIVE EXPENSES, including
  interest expense of $ 12,570 and provision for depreciation
  of $ 117,461                                                                                                           329,503
                                                                                                                  --------------

          Loss from operations                                                                                          (391,463)


OTHER EXPENSE:
  Loss on disposition of property and equipment                                                                           (1,554)
                                                                                                                  --------------

          Loss before provision (credit) for income taxes                                                               (393,017)


PROVISION (CREDIT) FOR INCOME TAXES                                                                                           --
                                                                                                                  --------------

                   Net loss                                                                                       $     (393,017)
                                                                                                                  ==============

       The accompanying notes to consolidated financial statements are an integral part of these statements.

           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                  For the Seven Months Ended February 28, 1999

                                         Preferred           Preferred                             Additional
                                           Stock               Stock               Common           Paid-In        Accumulated
                                          Series A            Series B              Stock           Capital          Deficit
                                          --------            --------              -----           -------          -------
BALANCES,
 August 1, 1998                       $           --      $          --      $       2,130      $    265,120        $  (260,384)

  Cancellation of shares
   issued to Atlantis
   Capital Partners, Inc.                        --                  --               (490)              --                  --

  Issuance of 150,000
   shares of common stock
   to Carl Herdon, Jr.                           --                  --                150               --                  --

  Issuance of 295,000
   shares of Series A
   preferred stock in
   exchange for canceling
   $ 295,000 in promissory
   notes                                        295                   --                --          294,705                  --

  Issuance of 33,000 shares
   of Series A preferred
   stock for services
   rendered to the Company                       33                   --                --           60,557                  --

  Issuance of 500,000
   shares of common stock
   to Triton Holdings
   International Corp. in
   connection with a loan
   to the Company                                --                   --               500               --                  --

  Issuance of 205,000 shares
   of Series B preferred
   stock in exchange for
   205,000 shares of common
   stock                                         --                 205               (205)              --                  --

  Net loss for the period
   ended February 28, 1999                       --                  --                 --               --            (393,017)
                                      -------------       -------------      -------------    -------------       -------------

BALANCES,
 February 28, 1999                    $         328       $         205      $       2,085    $     620,382       $    (653,401)
                                      =============       =============      =============    =============       =============

         The accompanying notes to consolidated financial statements are an integral part of these statements.

           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the Seven Months Ended February 28, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                                        $     (393,017)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
   Provision for depreciation                                                                                            117,461
   Loss on disposition of property and equipment                                                                           1,554
   Changes in assets and liabilities:
    Decrease in inventories                                                                                               86,210
    Decrease in prepaid expenses                                                                                           7,113
    Decrease in accounts receivable                                                                                          411
    Increase in accounts payable                                                                                          34,013
    Increase in payroll taxes payable                                                                                     48,005
    Increase in accrued expenses                                                                                          51,295
    Decrease in other current liabilities                                                                               (385,988)
    Increase in customer deposits                                                                                        114,498
                                                                                                                  --------------

          Net cash used in operating activities                                                                         (318,445)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the disposition of property and equipment                                  $        5,600
  Payments for purchase of property and equipment                                                 (93,836)
                                                                                           --------------

          Net cash used in investing activities                                                                          (88,236)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                                                              400,000
  Proceeds from issuance of common stock                                                           61,750
  Principal payments on debt                                                                      (50,000)
                                                                                           --------------

          Net cash provided by financing activities                                                                      411,750
                                                                                                                  --------------

                   Net increase in cash                                                                                    5,069


CASH, August 1, 1998                                                                                                       2,539
                                                                                                                  --------------


CASH, February 28, 1999                                                                                           $        7,608
                                                                                                                  ==============

       The accompanying notes to consolidated financial statements are an integral part of these statements.

           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 1999


NOTE 1 - ORGANIZATION AND OPERATIONS

              Jupiter Marine International Holdings, Inc. (the Company) is located in Fort Lauderdale, Florida and is engaged in the manufacture and sale of offshore fishing and pleasure boats.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation:
     ---------------------------

              The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Jupiter Marine International, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

     Provision for depreciation:
     ---------------------------

              The Company provides for depreciation of its property and equipment using the straight-line method over estimated useful lives of 5 and 7 years.

              Additions and major renewals to property and equipment are capitalized. Maintenance and repairs are charged to expense when incurred. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts and any gain or loss is reflected in income.

     Revenue recognition:
     --------------------

              Revenue from the sale of boats is recognized when delivered.

     Use of estimates:
     -----------------

              The presentation of a financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

     Inventories:
     ------------

              At February 28, 1999, inventories consisted of the following:
                      Finished boats                                       $    99,646
                      Boats in process, including
                       overhead applied                                        136,026
                      Materials and parts                                        8,928
                                                                           -----------
                                                                           $   244,600
                                                                           ===========

              Inventories are stated at the lower of cost or market. The cost of boats in process and finished boats includes labor, materials and allocated production overhead. The first-in, first-out method is used to cost parts and supplies for production. Boats in process and finished boats are valued using the average cost method.

     Warranty reserves:
     ------------------

              The Company furnishes limited warranties on its manufactured boats and has accrued a reserve for anticipated future warranty costs.

           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Advertising costs:
     ------------------

              The Company expenses advertising costs as they are incurred. For the period ended February 28, 1999, advertising costs were approximately $ 59,369.

     Cash equivalents:
     -----------------

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


NOTE 3 - LEASE COMMITMENTS

              The Company leases office and manufacturing space from its principle stockholder. The lease provides for monthly payments adjusted annually for cost of living adjustments and space utilized until it expires in May, 2002. The monthly rental was $ 13,184 at February 28, 1999, including sales and real estate taxes.

              The Company previously received four months rental in consideration for making various leasehold improvements and modifications. Rental expense for the period ended February 28, 1999 totaled approximately $ 64,600.

              The following is a schedule of approximate future lease payments required:

                                   Year ending
                                   February 28
                                   -----------

                                      2000                       $   133,400
                                      2001                       $   140,100
                                      2002                       $   147,100
                                      2003                       $    37,200
                                      2004                       $      NONE

              In connection with the lease above, the Company has been granted an option to purchase the building as discussed in Note 6.


NOTE 4 - DEBT

     At February 28, 1999, debt consisted of the following:
                   Note payable to Triton Holdings International Corp., a
                   stockholder and related party, interest only at 10% through
                   January, 2003, at which time the principal balance is due.
                   The note is collateralized by substantially all of the assets of the Company. The note is convertible into shares of common stock of the Company, at the option of Triton at $ .50 per share before January 14, 2000, at $ .375 per share from
                   January 14, 2000 to January 14, 2002, and at $ .25 thereafter
                   until January 14, 2003.                                                     $    350,000



           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 1999


NOTE 4 - DEBT (continued)

                   Note payable to Premier Global, Inc., a related party, interest only at 12% through April, 1999, at which time the principal balance is due, collateralized by certain assets of the Company.

                   Less current portion



                                                                                                     50,000
                                                                                              -------------
                                                                                                    400,000
                                                                                                     50,000
                                                                                              -------------
                                                                                               $    350,000
                                                                                              =============

              Future debt principal payments in the aggregate under arrangements existing at February 28, 1999, are as follows:

                                   Year ending
                                   February 28
                                   -----------

                                      2000                      $   50,000
                                      2001                      $     NONE
                                      2002                      $     NONE
                                      2003                      $  350,000
                                   Thereafter                   $     NONE


NOTE 5 - PROVISION (CREDIT) FOR INCOME TAXES

              Deferred taxes, if applicable, are provided at the combined effective Federal and state statutory rates on timing differences which occur when certain income and expense items are recognized at different times for financial reporting and tax purposes.

              The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provision (credit) shown on the accompanying statement of loss is zero, because the deferred tax asset that is generated from net operating losses through February 28, 1999 is offset in its entirety by a valuation allowance. Net operating loss carryforwards for financial reporting purposes through February 28, 1999 total approximately $ 653,000. For tax purposes, these carryforwards expire in 2018 and 2019.


NOTE 6 - RELATED PARTY TRANSACTIONS

              In connection with the lease agreement with its principle stockholder (Note 3), the Company has been granted a purchase option on the leased property for a three year period ending November 1, 2001. The option price is as follows:

              a. If option is exercised prior to November 1, 1999; purchase price is $ 900,000
              b. If option is exercised after November 1, 1999 but prior to November 1, 2000; purchase price is $ 950,000
              c. If option is exercised after November 1, 2000 but prior to November 1, 2001; purchase price is $ 1,000,000

           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 1999


NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

              As more fully discussed in Note 4, the Company is obligated on notes payable in the amounts of $ 350,000 and $ 50,000 to related parties. Triton Holdings International Corp. is a stockholder of the Company and several of its directors are also stockholders of the Company. In addition, officers of Premier Global, Inc. are also stockholders of the Company.

              In addition, the Company has entered into a management agreement with Triton Holdings International Corp. which is more fully discussed in
     Note 7.


NOTE 7 - COMMITMENTS

              The Company entered into an employment agreement with its President for his services until October, 2003 for $ 72,000 per year. The agreement provides for an additional $ 2,500 per month when the Company has a positive cash flow from operations for three consecutive months and $ 2,000 per month when the Company has a net profit from operations for three consecutive months. The agreement may be automatically renewed for up to two successive one year periods by mutual agreement between the parties.

              In addition, the employment agreement provides for the President to receive options to purchase 150,000 shares of common stock at $ .50 per share, 150,000 shares of common stock at $ .625 per share, 150,000 shares of common stock at $ .75 per share and 150,000 shares of common stock at $
     1.00 per share. The options vest equally and may be exercised over a period of five years. The employment agreement includes non-compete and confidentiality provisions.

              Further, the Company also entered into a five year management agreement with Triton Holdings International Corp., a stockholder and related party, Notes 4 and 6, until December, 2003. The agreement calls for a payment of $ 5,000 per month for general business consulting services during the term of the agreement.

              The Company has made commitments to sell boats at cost or at a dealer discount to certain stockholders and other related parties.


NOTE 8 -LITIGATION

              From time to time the Company is subject to legal proceedings and claims in the ordinary course of business. Included in accrued expenses on the balance sheet at February 28, 1999, is $ 28,160 in settlement fees for various legal claims. The Company is not currently aware of any additional legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company.


NOTE 9 - CAPITAL STOCK

              The capital stock structure of the Company is as follows:

              Preferred stock, voting:

              Series A, $ .001 par value, 10% cumulative, callable at $ 1.20 per share, convertible into three shares of common stock until the fifth anniversary of the date of issue at which time automatic conversion will occur, 500,000 shares authorized and 328,000 shares issued.

           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 1999


NOTE 9 - CAPITAL STOCK (continued)

              Preferred stock, nonvoting:

              Series B, $ .001 par value, 10% cumulative, callable at $ 1.20 per share, convertible into three shares of common stock until the fifth anniversary of the date of issue at which time automatic conversion will occur, 205,000 shares authorized and issued.

              Common stock, voting, $ .001 par value, 50,000,000 shares authorized and 2,085,000 shares issued.


NOTE 10 - EQUITY TRANSACTIONS

              In December, 1998, the Company issued 295,000 shares of the Series A Preferred Stock along with warrants to purchase 295,000 shares of the Series B Preferred Stock at $ 1.00 per share, exercisable for a period of five years from the date of issuance. The stock was issued in consideration for the cancellation of $ 295,000 in promissory notes. As of February 28, 1999, all of the warrants were still outstanding.


NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

              Supplemental Disclosure of Cash Flow Information:

                      Cash paid during the year for -
                       Interest                                            $      31,584

              Other Noncash Financing Activities:

                      Issuance of stock                                    $     356,750

                      Debt reduction in connection
                       with issuance of Series A
                       preferred stock                                          (295,000)
                                                                           -------------
                               Proceeds from issuance of stock             $      61,750
                                                                           =============

NOTE 12 - SUBSEQUENT EVENT

              Subsequent to February 28, 1999, the Company finalized a second private placement of its common stock issuing 1,948,500 shares at a purchase price of $ .40 per share. The Company raised approximately $ 600,000 net of offering expenses.


NOTE 13 - GOING CONCERN MATTERS

              As shown in the accompanying financial statements, the Company sustained net operating losses totalling $ 653,401 through February 28, 1999, and as of that date, had current liabilities exceeding current assets by $ 510,739 and total liabilities exceeding total assets by $ 30,401. These deficiencies, as well as deficit cash flows from operations, create an uncertainty about the Company's ability to continue as a going concern.

           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                February 28, 1999


NOTE 13 - GOING CONCERN MATTERS (continued)

              The management and principal stockholders are committed to subsidizing the operations of the Company until future profitable operations can be achieved. In addition, the following actions have been taken:

              (1) The Company has obtained six new dealers with a total of ten sales locations. Previously, the Company sold out of its manufacturing facility without dealer participation. The Company's effort in establishing a sound dealer base, which is the customary selling method in the industry, should have a positive effect on sales.

              (2) During April, 1999, the Company completed a stock offering which raised approximately $ 600,000 for working capital purposes.

              (3) The Company has completed improvements to its facility and modifications to its production methods which should improve efficiency and favorably impact future operations.