Form 10KSB/A
period 1999-07-31
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 1999-11-16
CIK 1063154

JUPITER MARINE INTERNATIONAL HOLDINGS, INC. - 10KSB - ANNUAL REPORT
--------------------------------------------------------------------------------



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          AMENDMENT TO #1 TO FORM 10KSB

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


                                  JUPITER MARINE INTERNATIONAL
                                            HOLDINGS, INC.


Date: November 15, 1999           By:/s/ Carl Herndon
-----------------------           -------------------
                                  Carl Herndon, Director, CEO and President


Date: November 15, 1999           By:/s/ Lawrence Tierney
-----------------------           -----------------------
                                  Lawrence Tierney, Director


Date: November 15, 1999           By:/s/ Carl Herndon, Jr.,
-----------------------           -------------------------
                                  Carl Herndon, Jr., Vice President of Sales
                                  and Marketing