Form 10QSB
period 1999-10-31
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 1999-12-15
CIK 1063154

Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

( X )        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended         October 31, 1999
                                                ----------------

(  )         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             EXCHANGE ACT

                 For the transition period from _______________to_______________
                        Commission file number No:  0-26618


                   Jupiter Marine International Holdings, Inc.
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)


                  Florida                                65-0794113
--------------------------------------------------------------------------------
      (State or other jurisdiction of                  (IRS Employer
      incorporation or organization)                Identification No.)


                3391 S. E. 14th Avenue, Port Everglades, FL 33316
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  954-523-8985
                           (Issuer's telephone number)

 (Former name, former address and former fiscal year, if changed since last report)

                      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes   [X]        No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

              State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                        4,033,500 as of December 14, 1999
                        ---------------------------------

                      JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

Part 1.           Financial Information (unaudited)
------            ---------------------

Item 1.           Financial Statements

                  Balance Sheet.............................................. 3

                  Statement of Operations ................................... 4

                  Statement of Cash Flows ................................... 5

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................... 6

Part II.          Other Information.......................................... 8
-------           -----------------

           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                      OCTOBER 31, 1999 and OCTOBER 31, 1998


                                     ASSETS

                                                                                                       1999                 1998
CURRENT ASSETS:
       Cash                                                                                        $    10,820          $     3,304
       Accounts receivable                                                                              88,107
       Inventories                                                                                     367,946              307,696
       Prepaid expenses                                                                                 36,510               13,444
                                                                                                   -----------          -----------

                   Total currenr assets                                                                503,383              324,444

PROPERTY AND EQUIPMENT, at cost or allocated cost
       Boat molds                                                                                      917,404              910,096
       Leasehold improvements                                                                          114,659               23,460
       Machinery and equipment                                                                          98,750               39,700
       Office equipment                                                                                  9,985                7,000
                                                                                                   -----------          -----------
                                                                                                     1,140,798              980,256
       Less accumulated depreciation                                                                   351,636              145,441
                                                                                                   -----------          -----------

                   Total property and equipment                                                        789,162              834,815
                                                                                                   -----------          -----------

OTHER ASSETS:

       Deposits                                                                                         24,000                 --
                                                                                                   -----------          -----------

                   Total other assets                                                                   24,000                 --
                                                                                                   -----------          -----------

                                Total assets                                                       $ 1,316,545          $ 1,159,259
                                                                                                   ===========          ===========

                      LIABILITIES AND STOCKHOLDER'S EQUITY


CURRENT LIABILITIES

       Accounts payable                                                                            $   219,239          $    15,656
       Payroll taxes payable                                                                              --                 95,104
       Accrued expenses                                                                                137,718               48,130
       Customer deposits                                                                               187,717              162,737
       Current portion of debt                                                                          50,000               50,000
       Warranty reserve                                                                                 51,877               49,084
       Other liabilities                                                                                  --                557,808
                                                                                                       646,551              978,519
                                                                                                   -----------          -----------

DEBT, less current portion                                                                             350,000              295,000
                                                                                                   -----------          -----------

                                Total liabilities                                                      996,551            1,273,519

STOCKHOLDER'S EQUITY:

       Capital stock, 5,000,000 shares of $.001
       par value preferred stock authorized,
       500,000 shares designated as 10% cumulative
       Series A preferred stock, $.001 par value
       ($328,000 aggregate liguidation preference),
       328,000 shares issued and outstanding                                                               328

       Capital stock, 205,000 shares designated as
       as 10% cumulative Series B preferred stock,
       $.001 par value ($205,000 aggregate
       liquidation preference), 205,000 shares
       issued and outstanding                                                                              205                  205

       Capital stock, 50,000,000 shares of $.001
       par value common stock authorized,
       4,033,500 shares issued and outstanding                                                           4,034                1,435
       Additional paid-in capital                                                                    1,315,633              265,120
       Accumulated deficit                                                                          (1,000,206)            (381,020)
                                                                                                   -----------          -----------

                                Total stockholder's equity                                             319,994             (114,260)

                                Total liabilities and stockholder's equity                         $ 1,316,545          $ 1,159,259
                                                                                                   ===========          ===========

                                       3

           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
           FOR THE QUARTER ENDED OCTOBER 31, 1999 and OCTOBER 31, 1998

                                                                                        Quarter ended              Quarter ended
                                                                                       October 31, 1999          October 31, 1998
SALES                                                                                     $ 1,212,490               $      --

COST OF SALES                                                                               1,048,070                      --
                                                                                          -----------               -----------

       Gross income                                                                           164,420                      --

GENERAL AND ADMINISTRATIVE EXPENSES,                                                          223,638                    115249
                                                                                          -----------               -----------
       including provision for depreciation of $52,440 and $49,761

       Loss from operations                                                                   (59,218)                 (115,249)

OTHER EXPENSE:

       Interest expense                                                                         9,163                     5,385
                                                                                          -----------               -----------

       Total other expense                                                                      9,163                     5,385

       Loss before provision (credit) for income taxes                                        (68,381)                 (120,634)

PROVISION (CREDIT) FOR INCOME TAXES

       Net Loss                                                                           $   (68,381)              $  (120,634)
                                                                                          ===========               ===========


       Earnings (loss) per common share - basic                                           $     (0.01)              $     (0.06)
                                                                                          ===========               ===========

       Earnings (loss) per common share - diluted                                         $     (0.01)              $     (0.06)
                                                                                          ===========               ===========


           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE QUARTER ENDED OCTOBER 31, 1999 and OCTOBER 31, 1998

                                                                                  Quarter ended               Quarter ended
                                                                                 October 31, 1999            October 31, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                       $ (68,381)                 $(120,634)
      adjustments to reconcile net loss to
          net cash (used) provided by operating activities:

          Provision for depreciation                                                    52,440                     49,761
          Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                               (86,371)                       411
              Decrease in inventories                                                   53,245                     23,114
              (Increase) decrease in prepaid expenses                                  (24,761)                     1,941
              Increase (decrease) in accounts payable                                   72,758                     (3,914)
              Decrease (increase) in payroll tax payable                               (33,125)                    48,005
              Increase in accrued expenses                                              54,841                     16,081
              (Decrease) increase in customer deposits                                 (60,669)                     6,548
              Increase in warranty reserve                                               1,324                       --
              Decrease in other liabilities                                               --                      (46,598)
                                                                                     ---------                  ---------

                   Net cash (used in) provided by

                     operating activities                                              (38,699)                   (25,285)
                                                                                     ---------                  ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

      Paymentd for purchase of property and equipment                                   (9,832)                   (23,460)
                                                                                     ---------                  ---------

                   Net cash used in investing activities                                (9,832)                   (23,460)
                                                                                     ---------                  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:                                                     --

              Proceeds from debt                                                        50,000
              Prrceeds from stock transactions                                            (490)

                                                                                     ---------                  ---------
                   Net cash provided from financing activities                            --                       49,510
                                                                                     ---------                  ---------

                   Net decrease in cash                                                (48,531)                       765

CASH, Beginning of quarter                                                              59,351                      2,539
                                                                                     ---------                  ---------

CASH, End of quarter                                                                 $  10,820                  $   3,304
                                                                                     =========                  =========


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         Comparison of the results of operations for the quarter ended October 31, 1999 to the quarter ended October 31, 1998 would not be meaningful as the Company did commence normal business operations until May of 1999. The time from August 1, 1998 until April 30, 1999 was devoted to reorganizing the Company, moving its manufacturing facility from Jupiter, Florida to Port Everglades Florida, updating the new manufacturing facility and producing boats that were an assumed liability of Jupiter 31, Inc.

Plan of Operations

         Management's operating plan for the fiscal year ending July 31, 2000 is to be at a slight loss. Sales are expected to be about $5,339,000 with a gross margin of approximately $1,080,000 (20.2%). Selling, general and administrative expenses are projected to be approximately $1,100,000.

Net Sales

         The Company had net sales of $1,212,490 for the quarter ended October 31, 1999, which is about equal to expectations. The Company continues to gain the support of its dealers and its products are being well received by the consumer. During this quarter, the 31 and 27 cuddy models were successfully re-introduced to the market place. Orders for the Company's products continue to remain at about these levels.

Cost of Products Sold

         The gross income for the quarter was $164,420, 13.5% of sales. The percentage of net sales was below expectations due to production inefficiencies related to the start up of two new models and the sales mix of lower gross margin boats. Overhead spending was about equal to plan. A refinement of the manufacturing process of some models has begun which will make them more efficient to build. The Company has joined a "buying group" which will help reduce the overall cost of some raw materials when it becomes fully operational.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses of $223,638, for the quarter were about equal to management's expectations.

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

         The Company does not anticipate any significant purchase of equipment in the near future. The number and level of employees at October 31, 1999 should be adequate to fulfill the production schedule.

         JMIH has never paid cash dividends on its Common Stock. JMIH presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on JMIH's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Year 2000

         Because of the start up nature of the Company, it has not developed, internally, any information technology systems, but has utilized software packages purchased from reputable third party vendors. These vendors have assured us that their systems are Year 2000 compliant. We do not believe that the aggregate cost for the Year 2000 issue on entities with which we transact business, and there can be no assurance that the effect of the Year 2000 issue on such entities will not have a material adverse effect on our business, financial condition, or results of operations.

                           PART II. OTHER INFORMATION

ITEM 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B

                  The following exhibits are filed as part of this report:

                  Exhibits:

                  (27.1)   Financial Data Schedule

         (b)      Reports on Form 8-K

                  (i)      None

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        JUPITER MARINE INTERNATIONAL HOLDINGS,
                                        INC.



Date: December 14, 1999                 By: /s/ Carl Herndon
                                           ---------------------------------
                                           Carl Herndon, CEO and President