Form 10QSB
period 2000-01-31
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2000-03-20
CIK 1063154

Form 10-QSB
(As last amended in Release No. 33-7505, effective January 1,1999, 63 F.R. 9632)

                    U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

       ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the quarterly period ended      January 31, 2000
                                             -------------------------

       (   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

 For the transition period from........................to.......................
         Commission file number.................................................

                   Jupiter Marine International Holdings, Inc.
--------------------------------------------------------------------------------

                     (Exact name of small business issuer as
                            specified in its charter)

                   Florida                                65-0794113
-----------------------------------------       -------------------------------
       (State or other jurisdiction of                  (IRS Employer
       incorporation or organization)                 Identification No.)

                3391 S. E. 14th Avenue, Port Everglades, FL 33316
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  954-523-8985
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X        No
        -----        -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

     Yes           No
        -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:    4,033,500
                                                     -------------------

                  Transitional Small Business Disclosure Format (check one):
     Yes           No  X
        -----        -----

                      JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

Part 1.    Financial Information
-------    ---------------------

Item 1.    Financial Statements

           Balance Sheet...............................................

           Statement of Operations.....................................

           Statement of Cash Flows.....................................

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................

Part II.   Other Information
--------   -----------------

           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 2000 AND JANUARY 31, 1999

                                           ASSETS

                                                                                             January 31, 2000       January 31, 1999
CURRENT ASSETS:
      Cash                                                                                       $   143,404            $     2,325
      Accounts receivable                                                                            106,591
      Inventories                                                                                    393,029                269,186
      Prepaid expenses                                                                                20,856                 10,258
                                                                                                 -----------            -----------

                   Total current assets                                                              663,880                281,769

PROPERTY AND EQUIPMENT, at cost or allocated cost
      Boat molds                                                                                     927,134                910,096
      Leasehold improvements                                                                         114,659                 85,070
      Machinery and equipment                                                                        102,664                 39,700
      Office equipment                                                                                 9,985                  7,000
                                                                                                 -----------            -----------
                                                                                                   1,154,442              1,041,866
      Less accumulated depreciation                                                                  404,076                195,202
                                                                                                 -----------            -----------

                   Total property and equipment                                                      750,366                846,664
                                                                                                 -----------            -----------

OTHER ASSETS:
      Deposits                                                                                        28,800                   --
                                                                                                 -----------            -----------

                   Total other assets                                                                 28,800                   --
                                                                                                 -----------            -----------

                               Total assets                                                      $ 1,443,046            $ 1,128,433
                                                                                                 ===========            ===========


                                       LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
      Accounts payable                                                                           $   286,283            $    28,225
      Payroll taxes payable                                                                             --                   95,104
      Accrued expenses                                                                               201,979                 71,808
      Customer deposits                                                                              127,000                206,789
      Current portion of debt                                                                           --                   50,000
      Warranty reserve                                                                                53,178                 49,084
      Other liabilities                                                                                 --                  188,112
                                                                                                 -----------            -----------
      Total Current Liabilities                                                                      668,440                689,122
Long Term Debt, less current portion                                                                 350,000                350,000
                                                                                                 -----------            -----------

                               Total liabilities                                                   1,018,440              1,039,122

STOCKHOLDER'S EQUITY:
      Capital stock, 5,000,000 shares of $.001
      par value preferred stock authorized,
      500,000 shares designated as 10% cumulative
      Series A preferred stock, $.001 par value
      ($328,000 aggregate liguidation preference),
      328,000 shares issued and outstanding                                                              328                    328

      Capital stock, 205,000 shares designated as
      as 10% cumulative Series B preferred stock,
      $.001 par value ($205,000 aggregate
      liquidation preference), 205,000 shares
      issued and outstanding                                                                             205                    205

      Capital stock, 228,000 shares designated as
      as 10% cumulative Series C preferred stock,
      $.001 par value ($228,000 aggregate
      liquidation preference), 228,000 shares
      issued and outstanding                                                                             228                   --

      Capital stock, 50,000,000 shares of $.001
      par value common stock authorized,
      4,033,500 shares issued and outstanding                                                          4,034                  2,085

      Additional paid-in capital                                                                   1,513,205                620,382
      Accumulated deficit                                                                         (1,093,394)              (533,689)
                                                                                                 -----------            -----------

                               Total stockholder's equity                                            424,606                 89,311

                   Total Liabilities and Stockholder's Equity                                    $ 1,443,046            $ 1,128,433
                                                                                                 ===========            ===========


           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                Three months         Three months           Six months         Six months
                                                   ended                ended                  ended              ended
                                              January 31, 2000     January 31, 1999      January 31, 2000   January 31, 1999
NET SALES                                       $ 1,073,451           $      --             $ 2,285,941         $      --

COST OF SALES                                       896,689                  --               1,944,759                --
                                                -----------           -----------           -----------         -----------

    Gross income                                    176,762                  --                 341,182                --

SELLING, GENERAL AND                                261,199               115,249               484,837             230,498
                                                -----------           -----------           -----------         -----------
    ADMINISTRATIVE EXPENSES

    Loss from operations                            (84,437)             (115,249)             (143,655)           (230,498)

OTHER EXPENSE:

    Interest expense                                  8,750                 5,385                17,913              10,770
                                                -----------           -----------           -----------         -----------

    Total other expense                               8,750                 5,385                17,913              10,770

    Loss before  income taxes                       (93,187)             (120,634)             (161,568)           (241,268)

PROVISION  FOR INCOME TAXES                            --                    --                    --                  --

    Net Loss                                    $   (93,187)          $  (120,634)          $  (161,568)        $  (241,268)
                                                ===========           ===========           ===========         ===========

    Earnings (loss) per common share
                Basic                           $     (0.01)          $     (0.06)          $     (0.02)        $     (0.11)
                                                ===========           ===========           ===========         ===========

    Earnings (loss) per common share
                Dilluted                        $     (0.01)          $     (0.06)          $     (0.01)        $     (0.11)
                                                ===========           ===========           ===========         ===========

           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED JANUARY 31, 2000 AND JANUARY 31, 1999

                                                                                          Six months                  Six months
                                                                                            ended                        ended
                                                                                      January 31, 2000             January 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                            $(161,568)                   $(273,303)
      adjustments to reconcile net loss to
          net cash (used) provided by operating activities:
          Provision for depreciation                                                        104,880                       99,522
          Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                                   (104,855)                         411
              Decrease in inventories                                                        28,162                       61,624
              (Increase) decrease in prepaid expenses                                        (9,107)                       5,127
              (Increase) decrease in other assets                                            (4,800)                        --
              Increase (decrease) in accounts payable                                       139,802                        8,655
              Decrease (increase) in payroll tax payable                                    (33,125)                      48,005
              Increase in accrued expenses                                                   89,102                       39,759
              (Decrease) increase in customer deposits                                     (121,386)                      50,600
              Increase in warranty reserve                                                    2,625                         --
              Decrease in other liabilities                                                    --                       (416,294)
                                                                                          ---------                    ---------

                   Net cash (used in) provided by
                     operating activities                                                   (70,270)                    (375,894)
                                                                                          ---------                    ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Payment for purchase of property and equipment                                        (23,477)                     (85,070)
                                                                                          ---------                    ---------

                   Net cash used in investing activities                                    (23,477)                     (85,070)
                                                                                          ---------                    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:                                                          --
              (Payment) proceeds in debt                                                    (50,000)                     105,000
              Proceeds from stock transactions                                              227,800                      355,750
                                                                                          ---------                    ---------
                   Net cash provided from financing activities                              177,800                      460,750
                                                                                          ---------                    ---------

                   Net increase (decrease) in cash                                           84,053                         (214)

CASH, Beginning of period                                                                    59,351                        2,539
                                                                                          ---------                    ---------

CASH, End of period                                                                       $ 143,404                    $   2,325
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

         Comparison of the results of operations for the quarter and six months ended January 31, 2000 to the quarter and six months ended January 31, 1999 would not be meaningful as the Company did not commence normal business operations until May of 1999. The time from August 1, 1998 until April 30, 1999 was devoted to reorganizing the Company, moving its manufacturing facility from Jupiter, Florida to Port Everglades Florida, updating the new manufacturing facility and producing boats that were an assumed liability of Jupiter 31, Inc.

Plan of Operations

         Management's operating plan for the fiscal year ending July 31, 2000 is to be at a slight loss. Sales are expected to be about $5,339,000 with a gross margin of approximately $1,080,000 (20.2%). Selling, general and administrative expenses are projected to be approximately $1,100,000.

Net Sales

         The Company's net sales for the quarter ended January 31, 2000 (the second quarter of the fiscal year ending July 31, 2000) were $1,073,451, which is about equal to expectations. This second quarter includes the planned vacation period from Christmas through New Year's. The winter boat show season started off well for the Company.

Management believes that the product changes introduced at this show were well accepted by dealers and consumers. The Company has received positive reactions from these changes. The Company has ten dealers with 13 selling locations.

Cost of Products Sold

         The gross income for the quarter was $176,762 or 16.5% of net sales. The percentage of net sales was better than last quarter but still somewhat below expectations. Production efficiencies have improved. Overhead spending was about equal to plan. The refinement of the manufacturing process has shown results and will be continued during the remainder of the year. The "buying group" which the Company joined previously has started to yield benefits in the form of reduced product cost of some raw materials.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses of $261,199 for the quarter ended January 31, 2000 were $145,950 higher than the similar quarter of last year. For the six months ended January 31, 2000 expenses were $484,837 compared to $230,498 for the first six months of last fiscal year. As stated previously, the Company devoted the majority fiscal year 1999 to reorganizing the Company, consequently selling, general and administrative expenses were far below fiscal year 2000, a period of normal business operations.

Equity Financing

         During the quarter ended January 31, 2000 the Company commenced a private placement of Series C Cumulative Preferred Stock at a price of $1.00 per share. The maximum offering is 1,250,000 shares. As of January 31, 2000 the Company sold 228,000 shares. The Company anticipates that by the end of the offering period, March 31, 2000, approximately 650,000 shares will be sold. The proceeds from this offering will be used for inventory, tooling and demonstration models, repayment of indebtedness, sales, marketing, web-site development and working capital.

Liquidity and Capital Resources

         The Company, since its inception, has experienced severe negative cash flows and has met its cash requirements by issuing, through private placements, its common and preferred stock. Additional funds were generated by borrowings of $350,000. The Company anticipates that funds received from these sources, cash generated from operations and additional financings of $1,000,000 should be sufficient to satisfy the Company's contemplated cash requirements for at least the next 12 months. After such time, the Company anticipates that cash generated from operations will be sufficient to fund its operations, although there can be no assurances that this will be the case.

         The Company does not anticipate any significant purchase of equipment in the near future. The number and level of employees at January 31, 2000 should be adequate to fulfill the production schedule.

         The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

         No legal proceedings terminated during the period covered by this report

ITEM 2.  Changes in Securities and Use of Proceeds

         None.

ITEM 3.  Defaults Upon Senior Securities

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits required by Item 601 of Requlation S-B

         The following exhibits are filed as part of this report:

         Exhibits:

         (27.1) Financial Data schedule

(b)      Reports on Form 8-K

             None.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               JUPITER MARINE INTERNATIONAL
                                                      HOLDINGS, INC.



Date: March 20, 2000                    By:/s/ Carl Herndon
                                           --------------------
                                           Carl Herndon, Director, CEO and
                                           President