Form 10KSB/A
period 1999-07-31
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2000-05-12
CIK 1063154

JUPITER MARINE INTERNATIONAL HOLDINGS, INC. - 10KSB/A - ANNUAL REPORT
--------------------------------------------------------------------------------



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

         The Company believes that it has assembled a management team that is not only capable of recognizing opportunities in the marine industry but can also operate and enhance the value of opportunities in the marine industry. Management believes that a tremendous number of potential consolidation candidates can be found. Management also believes that the Company can find "manufacturing customers" or unrelated manufacturers that may build and supply the Company with proprietary parts and supplies for use in the assembly and completion of Jupiter boats. The Company intends to locate consolidation candidates and manufacturing customers primarily through its contacts within the marine industry and through its professional affiliations and memberships in nationally recognized marine associations such as the National Marine Manufacturers Association and the Marine Industries Association of South Florida.


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

         The design and tooling for new boat models and improvements to existing models is an integral part of the Company's business and will be continuously ongoing. The time involved will be dependent on the magnitude of the project and could range from three to twelve months. The anticipated cost in planning and designing the Company's new boats is approximately $300,000. It is anticipated that the costs of these projects will be funded with additional financing as well as from cash flows from operations. The Company does not anticipate that these costs will be borne by its customers.

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

         The Company also notes that comparison of the results of operation for the fiscal year ended July 31,1998 to the fiscal year ended July 31, 1999 (approximately nine months) may not provide meaningful comparisons, as the Company was not in normal business operation during all of fiscal 1998 and most of fiscal 1999.

PLAN OF OPERATIONS

         Management's operating plan for the next twelve months is to be at a slight loss. Sales are expected to be about $5,339,000 with a gross margin of approximately $1,080,000 (20.2%). Selling, general and administrative expenses are projected to be approximately $1,100,000.

NET SALES

         The Company had net sales for the year ended July 31, 1999 of $1,201,375 compared to $76,955 for the year ended July 31, 1998. From inception through July 31, 1998 and into the first nine months of fiscal 1999 the Company was primarily involved in relocating its manufacturing facility and producing boats that were an assumed liability of Jupiter 31, Inc. Revenues through April 1999 were primarily related to the delivery of these boats. Effective May 1999 the Company delivered all but one boat pursuant to the assumed liability of Jupiter 31, Inc. The Company has net sales to dealers of $1,019,385 for the year ended July 31, 1999.

COST OF SALES

         Cost of sales for the year ended July 31, 1999 was $850,494, 23.9% of net sales. For the year ended July 31, 1998 costs of sales was $115,948, which exceeded net sales by $38,993. The reason for this unusual occurrence during 1998 is that selling prices, established by Jupiter 31, Inc., were at unrealistically low levels and were locked in by prior agreement with customers.

         The Company has identified certain production inefficiencies which, when adjusted should lower costs of sales. The Company believes there are vareious tooling constraints that, if improved, would reduce labor costs. A study of new purchasing alternatives is underway that may reduce the cost of material used.

GENERAL AND ADMINISTRATIVE EXPENSES

         The Company, even though it was not selling boats to outside dealers until May of 1999, still incurred expenses for management, supervision, facility expenses and depreciation while it was producing boats to satisfy the Jupiter 31, Inc. assumed liability.

LIQUIDITY ND CAPITAL RESOURCES

         The Company, since its inception, has experienced severe negative cash flow and has met its cash requirements by issuing, through private placement, its common and preferred stock. Additional funds were generated by borrowings of $400,000. The Company anticipates that funds received from these sources, cash generated from operations and additional financing of $1,000,000 should be sufficient to satisfy the Company's contemplated cash requirements for at least the next 12 months. After such time, the Comapny anticipates that cash generated from operations will be sufficient to fund its operations, although there can be no assurances that this will be the case.

         The Company does not anticipate any significant purchase of equipment. The number and level of employees at July 31, 1999 should be adequate to fulfill the production schedule.

RESULTS OF OPERATIONS

         As stated previously, from inception to May 1999 the Company was primarily involved in relocating its manufacturing facility and producing boats that were an assumed liability of Jupiter 31, Inc. Consequently the Company suffered significant operating and cash flow losses.

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

ITEM 10.          EXECUTIVE COMPENSATION

         The following table sets forth information relating to the compensation paid by the Company during the past two fiscal years to: (1) the Company's President and Chief Executive Officer; and (2) each of the Company's executive officers who earned more than $100,000 during the period from May 19, 1998 (inception) through July 31, 1998 and August 1, 1998 through July 31, 1999:

                           SUMMARY COMPENSATION TABLE
--------------------------- -------- ----------------------------------- ----------------------------------------------
                                            Annual Compensation                     Long-Term Compensation
--------------------------- -------- ----------------------------------- ----------------------------------------------
                                                                                 Awards                 Payouts
--------------------------- -------- --------- -------- ---------------- ----------------------- ----------------------
                                                                                     Securities
                                                                                       Under-
                                                             Other       Restricted     Lying                All Other
   Name and Principal                                       Annual          Stock     Options/      LTIP      Compen-
        Position             Year     Salary    Bonus    Compensation     Award(s)      SARs       Payouts    sation
                                                              ($)            ($)         (#)         ($)        ($)
--------------------------- -------- --------- -------- ---------------- ----------- ----------- ---------- -----------
Carl Herndon, Director
CEO and President(1)      8/98-7/99  $61,734
--------------------------- -------- --------- -------- ---------------- ----------- ----------- ---------- -----------
                          5/98-7/98   10,385
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
                 ---------------------------------------------------------------------------------

OPTION EXERCISES AND HOLDINGS

       The following table sets forth information with respect to the exercise of options to purchase shares of JMIH's common stock during the period from May 19, 1998 (inception) through July 31, 1999, of each person named in the Summary Compensation Table and the unexercised options held as of the end of this period.

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
and CEO
--------------------------------------------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the Company's common stock beneficially owned on October 1, 1999, for (i) each shareholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding common stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. On October 1, 1999, there were approximately 4,033,500 shares of Company common stock, par value $.001 (the "Common Stock"), outstanding. This is not including:

o an aggregate of 600,000 shares of Common Stock issuable upon the exercise of options:

o 984,000 shares of Common Stock ussuable upon the conversion of 328,000 shares of the Company's Series A preferred Stock;

o 615,000 shares of the Company's Common Stock issuable upon the conversion of 205,000 shares of the Company's Series B Preferred Stock; and

o 885,000 shares of the Company's Common Stock ussuable upon the conversion of 245,000 shares of the Company's Series B Preferred Stock ussuable upon the exercise of wwarrants exercisable at $1.00.

                                                        NUMBER OF                          PERCENTAGE OF
                                                   BENEFICIALLY OWNED                   OUTSTANDING SHARES
NAME                                                   SHARES                           BENEFICIALLY OWNED
Carl Herndon
3391 S.W. 14th Avenue
Port Everglades, FL 33316                                1,487,500 (1)                       36.9%

Carl Herndon, Jr.
3391 S.W. 14th Avenue
Port Everglades, FL 33316                                  172,500 (2)                        4.2%

Triton Holding International Corp.
700 S. Federal Highway, Suite 200
Boca Raton, FL 33433                                       500,000 (3)                       12.3%

Donald B. Gasgarth
714 S.E. 8th Court
Delray Beach, FL 33483                                     666,000 (4)                       16.5%

Jeffrey K. Zwitter
6680 Serena Lane
Boca Raton, FL 33432                                       216,000 (5)                        5.3%

Four M International, Inc.
1980 Poison Oak, # 1850
Houston, TX 77004                                          300,000 (6)                        7.4 %

Alan Lyons
2521 Vestal Parkway East
Vestal, NY 13850                                           300,000 (7)                        7.4%

Lawrence Tierney (8)
3391 S.W. 14th Avenue
Port Everglades, FL 33316                                        0                            0.0%

Officers and Directors as a Group                        1,660,000                           41.2%
(3 persons)

(1) Mr. Herndon is a Director, President and Chief Executive Officer of both JMI and the Company. Includes (i) 37,500 shares of Common Stock issuable upon the conversion of 12,500 shares of Series A Convertible Preferred Stock; and (ii) up to 600,000 shares of Common Stock issuable upon the exercise of options at exercise prices between $.50 and $1.00 per share over a five year period beginning November 10, 1998.

(2) Carl Herndon, Jr. is Mr. Herndon's son and is JMI's Vice President of Sales and Marketing. Includes 22,500 shares of Common Stock issuable upon the conversion of 7,500 shares of Series A Convertible Preferred Stock.

(3) Mr. Gasgarth and Mr. Zwitter, principal shareholders of JMIH, are also principal shareholders and Directors of Triton International Holding Corp. ("Triton"). Does not include (i) up to 1,400,000 shares of Common Stock that may be issued upon conversion of the Triton Note; (ii) 66,000 shares of Common Stock owned by Mr. Gasgarth; and (iii) 66,000 shares owned by Mr. Zwitter. Includes 50,000 shares of Common Stock subject to an option granted to Mr. Tierney.

(4) Includes 300,000 shares of Common Stock issuable upon the conversion of 100,000 shares of Series A Convertible Preferred Stock of the Company, and (ii) 300,000 shares of Common Stock issuable upon the exercise of warrants to purchase 100,000 Series B Convertible Preferred Stock at $1.00 until November, 2004, subsequently convertible into Common Stock at a 3:1 ratio. Does not include 500,000 shares of Common Stock owned by Triton Holding International Corp. in which Mr. Gasgarth is a principal shareholder, and Director.

(5) Includes 75,000 shares of Common Stock issuable upon the conversion of 25,000 shares of Series A Preferred Stock of the Company, and (ii) 75,000 shares of Common Stock issuable upon the exercise 25,000 warrants to purchase Series B Convertible Preferred Stock at $1.00 until November, 2004, subsequently convertible into Common Stock at a 3:1 ratio. Does not include 500,000 shares of Common Stock owned by Triton Holding International Corp., in which Mr. Zwitter is a principal shareholder and Director.

(6) Includes 150,000 shares of Common Stock of the Company issuable upon the conversion of 50,000 shares of Series A Preferred Stock and (ii) 150,000 shares of Common Stock issuable upon the exercise of 50,000 warrants to purchase Series B Convertible Preferred Stock at $1.00 until November, 2004, subsequently convertible into Common Stock at a 3:1 ratio.

(7) Includes 150,000 shares of common stock of the Company issuable upon the conversion of 50,000 shares of Series B Convertible Preferred Stock.

(8) Mr. Tierney is a Director of JMIH. Mr. Tierney is also employed by Triton Holding International Corp. Does not include options to purchase 50,000 shares of Common Stock of JMIH at $.40 per share from Triton Holding International Corp.

ITEM 12. INTEREST OF MANAGEMENT AND OTHER CERTAIN TRANSACTIONS

CERTAIN TRANSACTIONS

         Mr. Herndon personally owns the Company's manufacturing facility in Port Everglades, Florida (the "Manufacturing Facility"). On May 20, 1998, the Company entered into a lease agreement (the "Lease Agreement") with Mr. Herndon in which the Company leases the Manufacturing Facility for a period of five years at $4.50 per square foot or $10,714 per month (the "Lease Amount"). The Company believes that since the Lease Amount is at fair market value, the Lease Agreement between the Company and Mr. Herndon was consummated on terms no less favorable than with an unrelated party. On November 1, 1998 the Company negotiated a three-year option with Mr. Herndon to purchase the property. During year one, the price is $900,000, year two $950,000 and year three $1,000,000.

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

10.3 Management Agreement between Jupiter Marine International Holdings, Inc. and Triton Holdings International Corp. dated January 14, 1999. (1)

10.4 Secured Promissory Note issued by Jupiter Marine International Holdings, Inc. and Triton Holdings International Corp. dated January 14, 1998. (1)

10.5 Lease Agreement between Jupiter Marine International Holdings, Inc. and Carl Herndon, Sr. dated May 19, 1998. (1)

21                Subsidiaries of Jupiter Marine International Holdings, Inc.
                  (1)

27                Financial Data Schedule.

(1) Filed previously in the Company's Registration Statement, on Form 10-SB under the same exhibit number.

(b)               Reports on Form 8-K

                  None

                                   SIGNATURES

         In accordance with Section 13 of the Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2000.


                                  JUPITER MARINE INTERNATIONAL
                                            HOLDINGS, INC.


                                By:/s/ Carl Herndon
                                   -----------------------------------------
                                   Carl Herndon, Director, CEO and President


                                By:/s/ Lawrence Tierney
                                   ------------------------------------------
                                   Lawrence Tierney, Director


                                By: /s/ Carl Herndon, Jr.
                                   ------------------------------------------
                                     Carl Herndon, Jr., Vice President of Sales
                                     and Marketing

                                 JUPITER MARINE
                             INTERNATIONAL HOLDINGS,
                               INC. AND SUBSIDIARY

                             CONSOLIDATED FINANCIAL
                                   STATEMENTS

                             July 31, 1999 and 1998











                                TABLE OF CONTENTS
                                                                                                          PAGES
                                                                                                          -----

Independent Auditor's Report                                                                               F-1

Consolidated Balance Sheets                                                                              F-2-3

Consolidated Statements of Operations                                                                      F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit)                                     F-5-6

Consolidated Statements of Cash Flows                                                                      F-7

Notes to Consolidated Financial Statements                                                              F-8-14


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
 Jupiter Marine International Holdings, Inc. and subsidiary
  Fort Lauderdale, Florida


     We have audited the accompanying consolidated balance sheets of Jupiter Marine International Holdings, Inc. and subsidiary as of July 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the period from November 18, 1997, (inception) through July 31, 1998 and for the year ended July 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jupiter Marine International Holdings, Inc. and subsidiary as of July 31, 1999 and 1998, and the results of its operations and its cash flows for the period from November 18, 1997, (inception) through July 31, 1998 and for the year ended July 31, 1999, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has sustained net operating losses, has deficit cash flows from operations, and working capital deficiencies at July 31, 1999 and 1998, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              KEEFE, McCULLOUGH & CO., LLP


Fort Lauderdale, Florida
September 10, 1999

           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             July 31, 1999 and 1998


                                   A S S E T S

                                                                                                     1999                   1998
                                                                                           -----------------      --------------
CURRENT ASSETS:
  Cash                                                                                    $        59,351         $        2,539
  Accounts receivable                                                                               1,736                    411
  Inventories                                                                                     421,191                330,810
  Prepaid expenses                                                                                 11,749                 15,385
                                                                                           --------------         --------------




          Total current assets                                                                    494,027                349,145
                                                                                           --------------         --------------


PROPERTY AND EQUIPMENT, at cost or allocated cost:
  Boat molds                                                                                      822,181                822,181
  Leasehold improvements                                                                          114,659                  --
  Machinery and equipment                                                                          97,804                 39,700
  Office equipment                                                                                  8,406                  7,000
                                                                                           --------------         --------------
                                                                                                1,043,050                868,881
  Less accumulated depreciation                                                                   272,821                 86,888
                                                                                           --------------         --------------

          Total property and equipment                                                            770,229                781,993
                                                                                           --------------         --------------


OTHER ASSETS:
  Deposits                                                                                         24,000                  --
                                                                                           --------------         --------------

          Total other assets                                                                       24,000                  --
                                                                                           --------------         --------------


                   Total assets                                                            $    1,288,256         $     1,131,138
                                                                                           ==============         ==============



The accompanying notes to consolidated financial statements are an integral part of these statements.

           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             July 31, 1999 and 1998


              L I A B I L I T I E S  A N D  S T O C K H O L D E R S '
                           E Q U I T Y  (D E F I C I T)

                                                                                                   1999                 1998
                                                                                           -----------------      --------------
CURRENT LIABILITIES
  Accounts payable                                                                          $     146,481          $      19,570
  Payroll taxes payable                                                                            33,125                 47,099
  Accrued expenses                                                                                 82,877                 32,049
  Customer deposits                                                                               248,386                156,189
  Current portion of debt                                                                          50,000                  --
  Warranty reserve                                                                                 50,553                 49,084
  Other current liabilities                                                                         --                   604,406
                                                                                           --------------         --------------

          Total current liabilities                                                               611,422                908,397
                                                                                           --------------         --------------


DEBT, less current portion                                                                        350,000                295,000
                                                                                           --------------         --------------

          Total liabilities                                                                       961,422              1,203,397
                                                                                           --------------         --------------


COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)                                                       --                     --


STOCKHOLDERS' EQUITY:
   Capital stock, 5,000,000 shares of $ .001 par value preferred stock authorized, 500,000 shares designated as 10% cumulative Series A preferred stock, $ .001 par value ($ 328,000 aggregate liquidation preference),
   328,000 shares issued and outstanding                                                              328                  --

   Capital stock, 205,000 shares designated as 10% cumulative Series B preferred stock, $ .001 par value ($ 205,000 aggregate liquidation preference), 205,000
   shares issued and outstanding                                                                      205                  --

   Capital stock, 50,000,000 shares of $ .001 par value common stock authorized,
   4,033,500 and 2,130,000 shares issued and outstanding as of July 31, 1999 and
   1998, respectively                                                                               4,034                  2,130
  Additional paid-in capital                                                                    1,357,068                204,795
  Accumulated deficit                                                                          (1,034,801)              (279,184)
                                                                                           --------------         --------------

          Total stockholders' equity                                                              326,834                (72,259)
                                                                                           --------------         --------------



                   Total liabilities and stockholders' equity                              $    1,288,256         $   1,131,138
                                                                                           ==============         ==============



The accompanying notes to consolidated financial statements are an integral part of these statements.

           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Period From November 18, 1997 (inception)
           through July 31, 1998 and for the Year Ended July 31, 1999


                                                                                                                      Period from
                                                                                                                      November 18,
                                                                                                                          1997
                                                                                                                       (inception)
                                                                                                 Year ended             through
                                                                                                July 31, 1999         July 31, 1998
                                                                                                -------------         -------------

SALES                                                                                             $1,201,375              $  76,955


COST OF SALES                                                                                        850,494                115,948
                                                                                                   ---------              ---------

          Gross profit (loss)                                                                        350,881                (38,993)


GENERAL AND ADMINISTRATIVE EXPENSES, including
  provision for depreciation of $ 185,933 and $ 86,888                                               992,077                234,632
                                                                                                   ---------              ---------

          Loss from operations                                                                      (641,196)              (273,625)


OTHER INCOME (EXPENSE):
  Other income                                                                                        13,642                     86
  Interest expense                                                                                  (128,063)                (5,645)
                                                                                                   ---------              ---------

          Total other income (expense)                                                              (114,421)                (5,559)
                                                                                                   ---------              ---------

          Loss before provision (credit) for income taxes                                           (755,617)              (279,184)

  PROVISION (CREDIT) FOR INCOME TAXES (Note 5)                                                          --                     --
                                                                                                   ---------              ---------

                   Net loss                                                                        $(755,617)             $(279,184)
                                                                                                   =========              =========



                   Earnings (loss) per common share - basic                                        $    (.25)             $    (.14)
                                                                                                   =========              =========

                   Earnings (loss) per common share - diluted                                      $    (.25)             $    (.14)
                                                                                                   =========              =========






The accompanying notes to consolidated financial statements are an integral part of these statements.

           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                For the Period From November 18, 1997 (inception)
           through July 31, 1998 and for the Year Ended July 31, 1999


                                         Preferred           Preferred                           Additional
                                           Stock               Stock             Common           Paid-In          Accumulated
                                         Series A            Series B            Stock            Capital             Deficit
                                      -------------       -------------      -------------      -------------       -----------

BALANCES,
 November 18,
  1997 (inception)                  $         --       $          --      $          --       $         --       $         --

 Issuance of 125,000 shares
  of common stock to
  founders                                    --                  --                 125                --                 --

 Issuance of 850,000 shares
  of common stock to Carl
  Herdon, Sr.                                 --                  --                 850                --                 --

 Issuance of 490,000 shares to
  Atlantis Capital Partners, Inc.
  (these share were subsequently
  canceled)                                   --                  --                 490                --                 --

 Issuance of 460,000 shares
  of common stock in exchange
  for old JMI shares                          --                  --                 460               --                  --

 Issuance of 205,000 shares
  of common stock (subsequently
  exchanged for 205,000 Series
  B Preferred shares                          --                  --                 205            204,795                --

 Net loss for the period
 ended July 31, 1998                          --                  --                 --                 --             (279,184)
                                      -------------       -------------      -------------      -------------       -------------

BALANCES,
 August 1, 1998                               --                  --               2,130            204,795            (279,184)

  Cancellation of shares
   issued to Atlantis
   Capital Partners, Inc.                     --                  --                (490)               --                 --

  Issuance of 150,000
   shares of common stock
   to Carl Herdon, Jr. for
   services rendered to the
   Company                                    --                  --                 150             29,850                --

The accompanying notes to consolidated financial statements are an integral part of these statements.

           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (continued)
                For the Period From November 18, 1997 (inception)
           through July 31, 1998 and for the Year Ended July 31, 1999


                                         Preferred           Preferred                           Additional
                                           Stock               Stock            Common            Paid-In          Accumulated
                                          Series A            Series B          Stock             Capital             Deficit
                                      -------------       -------------      -------------      -------------       -----------


  Issuance of 295,000
   shares of Series A
   preferred stock in
   exchange for canceling
   $ 295,000 in promissory
   notes                                   295                 --                 --                 294,705                --

  Issuance of 33,000 shares
   of Series A preferred
   stock for services
   rendered to the Company                  33                 --                 --                  32,967               --

  Issuance of 500,000
   shares of common stock
   to Triton Holdings
   International Corp. in
   connection with a loan
   to the Company                          --                  --                500                  99,500               --

  Issuance of 205,000 shares
   of Series B preferred
   stock in exchange for
   205,000 shares of common
   stock                                   --                  205              (205)                    --                --

  Issuance of 1,948,500 shares
   of common stock                         --                   --             1,949                 695,251               --

  Net loss for the year
   ended July 31, 1999                      --                  --                 --                 --                 (755,617)
                                      --------             -------           ---------          ------------        -------------

BALANCES,
 July 31, 1999                        $    328             $   205         $   4,034            $  1,357,068        $  (1,034,801)
                                      ========             =======         =========            ============        =============





The accompanying notes to consolidated financial statements are an integral part of these statements.

           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Period From November 18, 1997 (inception)
           through July 31, 1998 and for the Year Ended July 31, 1999

                                                                                                                    Period from
                                                                                                                    November 18,
                                                                                                                       1997
                                                                                                                    (inception)
                                                                                             Year ended               through
                                                                                            July 31, 1999          July 31, 1998
                                                                                            -------------          -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                    $  (755,617)        $     (279,184)
  Adjustments to reconcile net loss to
  net cash (used in) provided by operating activities:
   Provision for depreciation                                                                     185,933                 86,888
   Loss on disposition of property and equipment                                                    1,554                   --
   Changes in assets and liabilities:
    Increase in accounts receivable                                                                (1,325)                  (411)
    Increase in inventories                                                                       (90,381)              (330,810)
    Decrease (increase) in prepaid expenses                                                         3,636                (15,385)
    Increase in deposits                                                                          (24,000)                  --
    Increase in accounts payable                                                                  126,911                 19,570
    Decrease (increase) in payroll taxes payable                                                  (13,974)                47,099
    Increase in accrued expenses                                                                   50,827                 32,049
    Increase in customer deposits                                                                  92,197                156,189
    Increase in warranty reserve                                                                    1,469                 49,084
    Decrease (increase) in other current liabilities                                             (604,406)               604,406
                                                                                           --------------         --------------


          Net cash (used in) provided by
           operating activities                                                                (1,027,186)               369,495
                                                                                           --------------         --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the disposition of property and equipment                                           5,600                  --
  Payments for purchase of property and equipment                                                (174,169)              (868,881)
                                                                                           --------------         --------------

          Net cash used in investing activities                                                  (168,569)              (868,881)
                                                                                           --------------         --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                          852,567                206,925
  Proceeds from debt                                                                              400,000                295,000
                                                                                           --------------         --------------

          Net cash provided by financing activities                                             1,252,567                501,925
                                                                                           --------------         --------------

                   Net increase in cash                                                            56,812                  2,539


CASH, Beginning of year (period)                                                                    2,539                  --
                                                                                           --------------         -------------


CASH, End of year (period)                                                                $        59,351        $         2,539
                                                                                           ==============         ==============



The accompanying notes to consolidated financial statements are an integral part of these statements.

           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             July 31, 1999 and 1998


NOTE 1 - ORGANIZATION AND OPERATIONS

              Jupiter Marine International Holdings, Inc. ("JMIH") was incorporated under the laws of the State of Florida on May 19, 1998. Shortly thereafter, JMIH acquired all of the issued and outstanding shares of the common stock of Jupiter Marine International, Inc. ("JMI"), a West Palm Beach Florida based boat designer and manufacturer. JMI was incorporated under the laws of the State of Florida in November, 1997, and shortly thereafter, acquired the assets of Jupiter 31, Inc. some of which they now use to manufacture their boats. (JMIH and JMI are sometimes collectively referred to as the "Company"). The Company is located in Fort Lauderdale, Florida and is engaged in the manufacture and sale of offshore fishing and pleasure boats.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation:
     ---------------------------

              The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Jupiter Marine International, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

     Provision for depreciation:
     --------------------------

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

              The Company continually evaluates the propriety of the carrying value of property and equipment based on the estimated future undiscounted cash flows of the related investment, as well as the amortization period to determine whether current events and circumstances warrant adjustments to carrying value and/or revised estimates of useful lives. At this time, the Company believes that no significant impairment of the long-lived assets has occurred and that no reduction of the estimated useful lives is warranted.

     Revenue recognition:
     -------------------

              Revenue from the sale of boats is recognized when they are delivered. No right of return currently exist between the Company and its dealers.

     Use of estimates:
     ----------------

              The presentation of a financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             July 31, 1999 and 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Inventories:
     -----------

              At July 31, 1999 and 1998, inventories consisted of the following:

                                                                        1999                1998
                                                                 -----------------     --------------
                  Finished boats                                $        99,646        $           --
                  Boats in process, including
                   overhead applied                                     219,518               295,420
                  Materials and parts                                   102,027                35,390
                                                                 --------------        --------------

                                                                $       421,191        $      330,810
                                                                 ==============        ==============



              Inventories are stated at the lower of cost or market. The cost of boats in process and finished boats includes labor, materials and allocated production overhead. The first-in, first-out method is used to cost parts and supplies for production. Boats in process and finished boats are valued using the average cost method. Provision is made to reduce excess on obsolete inventories to their estimated net realizable value.

     Warranty reserves:
     -----------------

              The Company furnishes limited warranties from twelve to eighteen months on its manufactured boats, and a lifetime hull warranty to the original purchaser. The Company provides for warranty related expenses and accruals as a percentage of net sales based on historical experience.

     Stock based compensation:
     ------------------------

              Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No.25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company did however issue common stock totalling $ 30,000 to an employee for services rendered in the year ending July 31, 1999.

     Advertising:
     -----------

              The Company expenses marketing and advertising costs as they are incurred. For the periods ended July 31, 1999 and 1998, these costs were approximately $ 116,000 and $ 28,000 respectively.

     Cash equivalents:
     ----------------

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company occasionally maintains cash balances at financial institutions in excess of Federally insured amounts.

     Earnings (loss) per share:
     -------------------------

              In calculating earnings (loss) per common shares, basic earnings
     (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted

           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             July 31, 1999 and 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     earnings (loss) per share includes the dilution caused by common stock options and warrants. The weighted average number of shares for basic earnings (loss) per share was 9,228,750 and 2,130,000 in 1999 and 1998, respectively. The weighted average number of shares used in the diluted computation was 10,827,750 and 2,130,000 in 1999 and 1998, respectively.

     Recent accounting pronouncements:
     --------------------------------

              In June, 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in shareholders' equity during the period except those resulting from investment by, or distributions to, shareholders. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. We adopted SFAS 130 as of July 31, 1998, and have presented comprehensive income, if applicable, for all periods presented in the statement of shareholders' equity.

              In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of and Enterprise and related information." SFAS No. 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and requires restatement of earlier periods presented. The Company has determined that it does not have any separately reporting business segments.

              In March, 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use", which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. The Company adopted SOP 98-1 effective for the year ended July 31, 1998. The adoption of SOP 98-1 is not expected to have a material impact on the Company's financial statements.

              In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivated instruments, including derivated instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement does not apply to the Company because it does not have any derivative instruments or hedging activities.

     Reclassification:
     ----------------

              Certain prior period amounts have been reclassified in order to conform with the current year financial statement presentation.


NOTE 3 - LEASE COMMITMENT

              The Company leases office and manufacturing space from its principal stockholder. The lease provides for monthly payments adjusted annually for cost of living adjustments and space utilization until it expires in May, 2002. The monthly rental was $ 13,184 at July 31, 1999 and $ 12,525 at July 31, 1998, including sales and real estate taxes.

              The Company previously received a four month rental abatement in consideration for making various leasehold improvements and modifications. Rental expense for the period ended July 31, 1999 and 1998, totaled approximately $ 119,000 and $ 45,000 respectively.

           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             July 31, 1999 and 1998


NOTE 3 - LEASE COMMITMENT (continued)

              The following is a schedule of approximate future lease payments required by this lease:

                                   Year ending
                                     July 31

                                      2000                    $   141,800
                                      2001                    $   148,800
                                      2002                    $    65,100
                                   Thereafter                 $      NONE

              In connection with the lease above, the Company has been granted an option to purchase the building as discussed in Note 6.


NOTE 4 - DEBT

                                                                                                  1999             1998
                                                                                               ---------          -------
              Note payable to Triton Holdings International Corp., a stockholder and related party, interest only at 10% through January, 2003, at which time the principal balance is due. The note is
              collateralized by substantially all of the assets of the Company.
              The note is convertible into shares of common stock of the
              Company, at the option of Triton at $ .50 per share before January
              14, 2000, at $ .375 per share from January 14, 2000 to January 14,
              2002, and at $ .25 thereafter until January 14, 2003.                          $   350,000       $      --

              Note payable to Triton Holdings International Corp. a stockholder and related party, interest only at 12% through January, 2000, at which time the principal balance is due. The note is
              collateralized by certain assets of the Company.                                   50,000              --

              10% note of the subsidiary payable in full upon the earlier of 18 months from February, 1998, or upon the completion of a private offering of the Company's common stock of not less than 500,000 shares. During the year ended July 31, 1999 this note was
              converted to Series A preferred stock.                                                --          295,000
                                                                                            -----------       ---------
                                                                                                400,000         295,000
                   Less current portion                                                          50,000              --
                                                                                            -----------       ---------
                                                                                            $   350,000       $ 295,000
                                                                                            ===========       =========

           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             July 31, 1999 and 1998


NOTE 4 - DEBT (continued)

              Future debt principal payments in the aggregate are approximately as follows:

                          Year ending
                            July 31                 1999          1998
                            -------              ---------       ------

                             1999              $ --           $   295,000
                             2000              $ 50,000       $     --
                             2001              $ --           $     --
                             2002              $ --           $     --
                             2003              $ 350,000      $     --
                          Thereafter           $   NONE       $     NONE


NOTE 5 - PROVISION (CREDIT) FOR INCOME TAXES

              Deferred taxes, if applicable, are provided at the combined effective Federal and state statutory rates on timing differences which occur when certain income and expense items are recognized at different times for financial reporting and tax purposes.

              The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provision (credit) shown on the accompanying statements of operations is zero, because the deferred tax asset that is generated from net operating losses through July 31, 1999 is offset in its entirety by a valuation allowance. Net operating loss carryforwards for financial reporting and tax purposes total approximately $ 880,000. The tax losses expire $ 210,000 in 2018 and $ 670,000 in 2019.


NOTE 6 - RELATED PARTY TRANSACTIONS

              In connection with the lease agreement with its principal stockholder (Note 3), the Company has been granted a purchase option on the leased property for a three year period ending November 1, 2001. The option price is as follows:


               a. If option is exercised prior to November 1, 1999; purchase price is $ 900,000

               b. If option is exercised after November 1, 1999 but prior to November 1, 2000; purchase price is $ 950,000

               c. If option is exercised after November 1, 2000 but prior to November 1, 2001; purchase price is $ 1,000,000

              As more fully discussed in Note 4, the Company is obligated on notes payable in the amounts of $ 350,000 and $ 50,000 to Triton Holdings International Corp. (Triton) a stockholder of the Company. Interest expense applicable to these notes was $ 28,563 and $ 5,645 for the year ended and period ended July 31, 1999, and July 31, 1998, respectively. In addition, several of the directors of Triton are also stockholders of the Company.

              In addition, the Company has entered into a management agreement with Triton which is more fully discussed in Note 7.

           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             July 31, 1999 and 1998


NOTE 7 - COMMITMENTS

              The Company entered into an employment agreement with its President for his services until October, 2003 at $ 72,000 per year. The agreement provides for an additional $ 2,500 per month when the Company has achieved a positive cash flow from operations for three consecutive months and $ 2,000 per month when the Company has net income from operations for three consecutive months. The agreement may be automatically renewed for up to two successive one year periods by mutual agreement between the parties.

              In addition, the employment agreement provides for the President to receive options to purchase 150,000 shares of common stock at $ .50 per share, 150,000 shares of common stock at $ .625 per share, 150,000 shares of common stock at $ .75 per share and 150,000 shares of common stock at $
     1.00 per share. The options vest equally and may be exercised over a period of five years. The employment agreement includes certain non-compete and confidentiality provisions.

              Further, the Company also entered into a five year management agreement with Triton Holdings International Corp., a stockholder and related party, Notes 4 and 6, until December, 2003. The agreement calls for a payment of $ 5,000 per month for general business consulting services during the term of the agreement.

              The Company has made commitments to sell boats at cost or at a dealer discount to certain stockholders and other related parties. Cost is the actual material and labor plus allocated overhead. The dealer discount is the manufacturers suggested list price less a dealer discount of 25%. All dealers receive the same discount. No boats have been sold to and none have been ordered by stockholders as of July 31, 1999.


NOTE 8 - CONTINGENCIES

              From time to time the Company is subject to legal proceedings and claims arising in the ordinary course of business. The Company is not aware of any legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on the Company.


NOTE 9 - CAPITAL STOCK

              The capital stock structure of the Company is as follows:

              Preferred stock, voting:

              Series A, $ .001 par value, 10% cumulative, callable at $ 1.20 per share, convertible into three shares of common stock until the fifth anniversary of the date of issue at which time automatic conversion will occur, 5,000,000 shares authorized, including 500,000 designated as 10% cumulative, 328,000 shares issued and outstanding.

              Preferred stock, nonvoting:

              Series B, $ .001 par value, 10% cumulative, callable at $ 1.20 per share, convertible into three shares of common stock until the fifth anniversary of the date of issue at which time automatic conversion will occur, 205,000 shares authorized, issued and outstanding.

              Common stock, voting, $ .001 par value, 50,000,000 shares authorized and 4,033,500 shares issued and outstanding.

           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             July 31, 1999 and 1998


NOTE 10 - EQUITY TRANSACTIONS

              In December, 1998, the Company issued 295,000 shares of Series A Preferred Stock along with warrants to purchase 295,000 shares of the Series B Preferred Stock at $ 1.00 per share, exercisable for a period of five years from the date of issuance. The stock was issued in consideration for the cancellation of a $ 295,000 promissory note. As of July 31, 1999, all of the warrants were still outstanding. Warrants are considered to be of no value, consequently they are not recorded on the books of the Company.


NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

              Supplemental Disclosure of Cash Flow Information:

                                                                       1999                      1998
                                                                       ----                      ----
                  Cash paid during the year for -
                   Interest                                        $    31,584               $     2,250

                  Other Noncash Financing Activities:
                  Issuance of stock                                $ 1,277,567               $      --

                  Stock issued in lieu of
                   employee compensation                               (30,000)                     --

                  Debt reduction in connection
                   with issuance of Series A
                   preferred stock                                    (295,000)                     --

                  Stock issued relating to
                   note payable                                       (100,000)                     --
                                                                   -----------               -----------

                     Proceeds from issuance of stock               $   852,567               $      --
                                                                   ===========               ===========


NOTE 12 - GOING CONCERN MATTERS

              As shown in the accompanying financial statements, the Company sustained net operating losses totalling $ 931,826 through July 31, 1999, and as of that date, had current liabilities exceeding current assets by $ 117,395. These deficiencies, as well as a significant deficit cash flow from current operations, create an uncertainty about the Company's ability to continue as a going concern.

              From the inception of the Company through April, 1999, the Company was primarily involved in satisfying certain obligations and commitments relative to the purchase of assets from Jupiter 31, Inc. (Note 1), and in relocating and modifying its manufacturing facility. During the last quarter of the fiscal year the Company commenced normal operations and generated approximately $ 1,000,000 of the total sales for the year ended July 31, 1999. Management believes that it has assembled a management team capable of recognizing and capitalizing on opportunities in the marine industry, and they are committed to identifying business and financing opportunities and strategic partners to infuse additional capital into the Company until future profitable operations can be achieved. In addition, the Company has completed the improvements to its facility and the modifications to its production methods which should improve efficiency and favorably impact future operations.


           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 2000 AND JANUARY 31, 1999


                                     ASSETS
                                                                     January 31, 2000     January 31, 1999
                                                                     ----------------     ----------------
CURRENT ASSETS:
      Cash                                                                 $   143,404           $    2,325
      Accounts receivable                                                      106,591
      Inventories                                                              393,029              269,186
      Prepaid expenses                                                          20,856               10,258
                                                                    -------------------      ---------------

                   Total current assets                                        663,880              281,769


PROPERTY AND EQUIPMENT, at cost or allocated cost
      Boat molds                                                               839,219              822,181
      Leasehold improvements                                                   114,659               85,070
      Machinery and equipment                                                  102,664               39,700
      Office equipment                                                           9,985                7,000
                                                                    -------------------      ---------------
                                                                             1,066,527              953,951
      Less accumulated depreciation                                            365,803              186,410
                                                                    -------------------      ---------------

                   Total property and equipment                                700,724              767,541
                                                                    -------------------      ---------------

OTHER ASSETS:
      Deposits                                                                  28,800                    -
                                                                    -------------------

                   Total other assets                                           28,800                    -
                                                                    -------------------      ---------------

                               Total assets                                $ 1,393,404           $1,049,310
                                                                    ===================      ===============





                      LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
      Accounts payable                                                     $   286,283           $   28,225
      Payroll taxes payable                                                          -               95,104
      Accrued expenses                                                         201,979               71,808
      Customer deposits                                                        127,000              206,789
      Current portion of debt                                                        -               50,000
      Warranty reserve                                                          53,178               49,084
      Other liabilities                                                              -              188,112
                                                                    -------------------      ---------------
                                                                               668,440              689,122


LONG TERM DEBT, less current portion                                           350,000              350,000
                                                                    -------------------      ---------------

                               Total liabilities                             1,018,440            1,039,122

STOCKHOLDER'S EQUITY:
      Capital stock, 5,000,000 shares of $.001
      par value preferred stock authorized,
      500,000 shares designated as 10% cumulative
      Series A preferred stock, $.001 par value
      ($328,000 aggregate liguidation preference),
      328,000 shares issued and outstanding                                        328                  328

      Capital stock, 205,000 shares designated as
      as 10% cumulative Series B preferred stock,
      $.001 par value ($205,000 aggregate
      liquidation preference), 205,000 shares
      issued and outstanding                                                       205                  205

      Capital stock, 228,000 shares designated as
      as 10% cumulative Series C preferred stock,
      $.001 par value ($228,000 aggregate
      liquidation preference), 228,000 shares
      issued and outstanding                                                       228                    -

      Capital stock, 50,000,000 shares of $.001
      par value common stock authorized,
      4,033,500 shares issued and outstanding                                    4,034                2,085

      Additional paid-in capital                                             1,554,640              560,057
      Accumulated deficit                                                   (1,184,471)            (552,487)
                                                                    -------------------      ---------------
                               Total stockholder's equity                      374,964               10,188


                               Total liabilities and stockholder's
                                 equity                                    $ 1,393,404           $1,049,310
                                                                    ===================      ===============



                      JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENT OF OPERATIONS


                                           Three months         Three months          Six months           Six months
                                               ended                ended                ended               ended
                                         January 31, 2000     January 31, 1999     January 31, 2000     January 31, 1999
                                         ----------------     ----------------     ----------------     ----------------
NET SALES                                     $ 1,073,451           $        -           $ 2,285,941      $             -

COST OF SALES                                     896,689                    -             1,944,759                    -
                                         -----------------    -----------------    ------------------   ------------------

    Gross income                                  176,762                    -               341,182                    -

SELLING, GENERAL AND                              255,250              115,249               472,939              230,498
    ADMINISTRATIVE EXPENSES               ------------------   -----------------    ------------------   ------------------


    Loss from operations                          (78,488)            (115,249)             (131,757)            (230,498)

OTHER EXPENSE:

    Interest expense                                8,750                5,385                17,913               10,770
                                         -----------------    -----------------    ------------------   ------------------

    Total other expense                             8,750                5,385                17,913               10,770

    Loss before income taxes                      (87,238)            (120,634)             (149,670)            (241,268)

PROVISION FOR INCOME TAXES                             -                    -                     -                    -

    Net Loss                                  $   (87,238)          $ (120,634)          $  (149,670)     $      (241,268)
                                         =================    =================    ==================   ==================


    Earnings (loss) per common share
                Basic                         $     (0.01)          $    (0.06)          $     (0.02)     $         (0.11)
                                         =================    =================    ==================   ==================

    Earnings (loss) per common share
                Dilluted                      $     (0.01)          $    (0.06)          $     (0.01)     $         (0.11)
                                         =================    =================    ==================   ==================



                 JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JANUARY 31, 2000 AND JANUARY 31, 1999



                                                                       Six months              Six months
                                                                          ended                  ended
                                                                    January 31, 2000        January 31, 1999
                                                                    ----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                      $        (149,670)      $       (273,303)
      adjustments to reconcile net loss to
          net cash (used) provided by operating activities:
          Provision for depreciation                                           92,982                 99,522
          Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                     (104,855)                   411
              Decrease in inventories                                          28,162                 61,624
              (Increase) decrease in prepaid expenses                          (9,107)                 5,127
              (Increase) decrease in other assets                              (4,800)                     -
              Increase (decrease) in accounts payable                         139,802                  8,655
              Decrease (increase) in payroll tax payable                      (33,125)                48,005
              Increase in accrued expenses                                     89,102                 39,759
              (Decrease) increase in customer deposits                       (121,386)                50,600
              Increase in warranty reserve                                      2,625                      -
              Decrease in other liabilities                                                         (416,294)
                                                                    ------------------      -----------------

                   Net cash (used in) provided by
                     operating activities                                     (70,270)              (375,894)
                                                                    ------------------      -----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Payment for purchase of property and equipment                          (23,477)               (85,070)
                                                                    ------------------      -----------------

                   Net cash used in investing activities                      (23,477)               (85,070)
                                                                    ------------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:                                               -
              (Payment) proceeds in debt                                      (50,000)               105,000
              Proceeds from stock transactions                                227,800                355,750
                                                                    ------------------      -----------------
                   Net cash provided from financing activities                177,800                460,750
                                                                    ------------------      -----------------

                   Net increase (decrease) in cash                             84,053                   (214)

CASH, Beginning of period                                                      59,351                  2,539
                                                                    ------------------      -----------------

CASH, End of period                                                 $         143,404       $          2,325
                                                                    ==================      =================
