Form 10QSB
period 2000-04-30
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2000-06-14
CIK 1063154

Form 10-QSB
(As last amended in Release No. 33-7505, effective January 1,1999, 63 F.R. 9632)

                    U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended          APRIL 30, 2000
                                                            --------------

(  )         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             EXCHANGE ACT

             For the transition period from...............to....................
                  Commission file number........................................

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
     Yes  [ ]   No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

                  State the number of shares outstanding of each of the issuer's
     classes of common equity, as of the latest practicable date:      4,033,500

                  Transitional Small Business Disclosure Format (check one):

     Yes  [ ]    No  [X]

                      JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

Part 1.  Financial Information
-------  ---------------------

Item 1.  Financial Statements

         Balance Sheet.................................................       3

         Statement of Operations.......................................       5

         Statement of Cash Flows.......................................       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................       7

Part II. Other Information
-------- -----------------

ITEM 6.  Exhibits and Reports on Form 8-K.............................       10

         Signatures....................................................      11

           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        APRIL 30, 2000 AND APRIL 30, 1999

                                           ASSETS
                                                                      April 30, 2000         April 30, 1999
                                                                      --------------         --------------
CURRENT ASSETS:
      Cash                                                              $  279,521             $  167,011
      Accounts receivable                                                   36,997                     --
      Inventories                                                          416,735                399,997
      Prepaid expenses                                                       6,115                  8,272
                                                                        ----------             ----------

                   Total current assets                                    739,368                575,280


PROPERTY AND EQUIPMENT, at cost or allocated cost
      Boat molds                                                         1,029,124                822,181
      Leasehold improvements                                               138,566                 97,837
      Machinery and equipment                                              126,449                 34,847
      Office equipment                                                      10,112                  7,000
                                                                        ----------             ----------
                                                                         1,304,251                961,865
      Less accumulated depreciation                                        416,467                236,171
                                                                        ----------             ----------

                   Total property and equipment                            887,784                725,694
                                                                        ----------             ----------

OTHER ASSETS:
      Deposits                                                              30,510                 20,000
                                                                        ----------             ----------

                   Total other assets                                       30,510                 20,000
                                                                        ----------             ----------



                               Total assets                             $1,657,662             $1,320,974
                                                                        ==========             ==========




                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
      Accounts payable                                                      $   363,510    $    41,522
      Payroll taxes payable                                                          --         63,125
      Accrued expenses                                                          123,729         74,022
      Customer deposits                                                          28,124        199,194
      Current portion of debt                                                                   50,000
      Warranty reserve                                                           56,005         49,084
                                                                            -----------    -----------
                                                                                571,368        476,947

LONG TERM DEBT, less current portion                                            350,000        350,000
                                                                            -----------    -----------


                               Total liabilities                                921,368        826,947

STOCKHOLDER'S EQUITY:
      Capital stock, 5,000,000 shares of $.001
      par value preferred stock authorized,
      500,000 shares designated as 10% cumulative
      Series A preferred stock, $.001 par value
      ($328,000 aggregate liquidation preference),
      328,000 shares issued and outstanding                                         328            328

      Capital stock, 205,000 shares designated as
      as 10% cumulative Series B preferred stock,
      $.001 par value ($205,000 aggregate
      liquidation preference), 205,000 shares
      issued and outstanding                                                        205            205

      Capital stock, 228,000 shares designated as
      as 10% cumulative Series C preferred stock,
      $.001 par value ($228,000 aggregate
      liquidation preference), 228,000 shares
      issued and outstanding                                                        620             --

      Capital stock, 50,000,000 shares of $.001
      par value common stock authorized,
      4,033,500 shares issued and outstanding                                     4,034          4,034

      Additional paid-in capital                                              1,902,113      1,357,068
      Accumulated deficit                                                    (1,171,006)      (867,608)
                                                                            -----------    -----------

                               Total stockholder's equity                       736,294        494,027


                               Total liabilities and stockholder's equity   $ 1,657,662    $ 1,320,974
                                                                            ===========    ===========

                                       4

          JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY 0
                   CONSOLIDATED STATEMENT OF OPERATIONS (LOSS)


                                            Three months         Three months         Nine months        Nine months
                                                ended                ended              ended                ended
                                           April 30, 2000       April 30, 1999       April 30, 2000     April 30, 1999
                                           --------------       --------------       --------------     --------------
NET SALES                                     $ 1,857,607         $   182,864         $ 4,143,548        $   182,864

COST OF SALES                                   1,540,220          125,683.00           3,484,979            125,683
                                              -----------         -----------         -----------        -----------

    Gross income                                  317,387              57,181             658,569             57,181

SELLING, GENERAL AND                              295,173             363,135             768,112            625,668
    ADMINISTRATIVE EXPENSES                   -----------         -----------         -----------        -----------


    Profit (Loss) from operations                  22,214            (305,954)           (109,543)          (568,487)

OTHER EXPENSE:

    Interest expense                                8,750               9,167              26,663             19,937
                                              -----------         -----------         -----------        -----------

    Total other expense                             8,750               9,167              26,663             19,937

    Profit (Loss) before  income taxes             13,464            (315,121)           (136,206)          (588,424)

PROVISION  FOR INCOME TAXES                            --                  --                  --                 --

    Net Profit (Loss)                         $    13,464         $  (315,121)        $  (136,206)       $  (588,424)
                                              ===========         ===========         ===========        ===========


    Earnings (loss) per common share
                Basic                         $     0.001         $    (0.148)        $    (0.015)       $    (0.276)
                                              ===========         ===========         ===========        ===========

    Earnings (loss) per common share
                Diluted                       $     0.001         $    (0.148)        $    (0.013)       $    (0.276)
                                              ===========         ===========         ===========        ===========


                 JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED APRIL 30, 2000 AND APRIL 30, 1999

                                                                       Nine months     Nine months
                                                                          ended           ended
                                                                     April 30, 2000   April 30, 1999
                                                                     --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                          $  (136,206)   $  (588,424)
      adjustments to reconcile net loss to
          net cash (used) provided by operating activities:
          Provision for depreciation                                        143,646        149,283
          Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                    (35,261)           411
              (Increase) Decrease in inventories                              4,456        (69,187)
              (Increase) decrease in prepaid expenses                         5,635          7,113
              (Increase) decrease in other assets                            (6,510)       (20,000)
              Increase (decrease) in accounts payable                       217,029         21,952
              Decrease (increase) in payroll tax payable                    (33,125)        16,026
              Increase in accrued expenses                                   40,852         41,973
              (Decrease) increase in customer deposits                     (220,262)        43,005
              Increase in warranty reserve                                    5,452             --
              Decrease in other liabilities                                      --       (604,406)
                                                                        -----------    -----------

                   Net cash (used in) provided by
                     operating activities                                   (14,294)    (1,002,254)
                                                                        -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Payment for purchase of property and equipment                       (261,201)       (92,984)
                                                                        -----------    -----------

                   Net cash used in investing activities                   (261,201)       (92,984)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
              (Payment) proceeds in debt                                    (50,000)       105,000
              Proceeds from stock transactions                              545,665      1,154,710
                                                                        -----------    -----------
                   Net cash provided from financing activities              495,665      1,259,710
                                                                        -----------    -----------

                   Net increase (decrease) in cash                          220,170        164,472

CASH, Beginning of period                                                    59,351          2,539
                                                                        -----------    -----------

CASH, End of period                                                     $   279,521    $   167,011
                                                                        ===========    ===========

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

         Comparison of the results of operations for the quarter and nine months ended April 30, 2000 to the quarter and nine months ended April 30, 1999 would not be meaningful as the Company did not commence normal business operations until May of 1999. The time from August 1, 1998 until April 30, 1999 was devoted to reorganizing the Company, moving its manufacturing facility from Jupiter, Florida to Port Everglades Florida, updating the new manufacturing facility and producing boats that were an assumed liability of Jupiter 31, Inc.

Acquisition

         During the quarter ended April 30, 2000 the Company, through its subsidiary, Phoenix Yacht Corporation, acquired the molds and tooling for Phoenix Marine's 34' and 38' models along with the Phoenix trademark in an all cash transaction. Phoenix marine is a 24-year-old manufacturer of offshore sportfishing boats located in Hialeah, Florida.

         The new Phoenix 35' and 38' flybridge convertible models will be built in the Company's Port Everglades, Florida manufacturing facility and will be distributed through the Company's established dealer organization.

Plan of Operations

         Management's operating plan for the fiscal year ending July 31, 2000 is to be at a slight loss. Sales are expected to be about $5,339,000 with a gross margin of approximately $1,080,000 (20.2%). Selling, general and administrative expenses are projected to be approximately $1,100,000.

Net Sales

         The Company's net sales for the quarter ended April 30, 2000 (the third quarter of the fiscal year ending July 31, 2000) were $1,857,607, approximately $523,000 better than expectations. The demand for the Company's products remained strong during the third quarter and has continued into the fourth quarter. The Company has ten dealers with 13 selling locations.

Cost of Products Sold

         The gross income for the quarter was $317,387, 17.1% of net sales. The percentage of net sales has shown improvement throughout the year. Manufacturing techniques have continued to improve, as the production crew became more familiar with the manufacturing process. Overhead spending was better than expectations when based on a percentage of sales.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses of $295,173 for the quarter ended April 30, 2000 were $67,962 less than the similar quarter of last year. For the nine months ended April 30, 2000 expenses were $768,112 compared to $695,668 for the first nine months of last fiscal year. As stated previously, the Company devoted the majority of fiscal year 1999 to reorganizing the Company, consequently selling, general and administrative expenses were below fiscal year 2000.

Equity Financing

During the quarter ended January 31, 2000 the Company commenced a private placement of Series C Cumulative Preferred Stock at a price of $1.00 per share. The maximum offering is 1,250,000 shares. As of April 30, 2000 the Company sold 619,860 shares with net proceeds of $539,279. The closing date was extended to May 31, 2000. The proceeds from this offering will be used for inventory, tooling and demonstration models, repayment of indebtedness, sales, marketing, web-site development and working capital.

Liquidity and Capital Resources

         The Company, since its inception, has experienced severe negative cash flows and has met its cash requirements by issuing, through private placements, its common and preferred stock. Additional funds were generated by borrowings of $350,000. The Company anticipates that funds received from these sources, cash generated from operations and additional financing, as mentioned above, should be sufficient to satisfy the Company's contemplated cash requirements for at least the next 12 months. After such time, the Company anticipates that cash generated from operations will be sufficient to fund its operations, although there can be no assurances that this will be the case.

         The Company does not anticipate any significant purchase of equipment in the near future. The number and level of employees at April 30, 2000 should be adequate to fulfill the production schedule for its Jupiter boat line. Additional employees will have to be hired as the Phoenix line starts production.

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


                                 JUPITER MARINE INTERNATIONAL
                                           HOLDINGS, INC.



Date: June 14, 2000              By:/s/Carl Herndon
                                    ---------------
                                 Carl Herndon, Director, CEO and President