Form 10KSB/A
period 1999-07-31
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2000-07-07
CIK 1063154

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

As of November 12, 1999, the number of shares outstanding of the Issuer's common stock was 4,033,500. Documents incorporated by reference: NONE

                                   SIGNATURES

         In accordance with Section 13 of the Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 7, 2000.


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


                                By:/s/ Carl Herndon
                                   -----------------------------------------
                                   Carl Herndon, Director, CEO and President


                                By:/s/ Lawrence Tierney
                                   ------------------------------------------
                                   Lawrence Tierney, Director


                                By: /s/ Carl Herndon, Jr.
                                   ------------------------------------------
                                     Carl Herndon, Jr., Vice President of Sales
                                     and Marketing

                                 JUPITER MARINE
                             INTERNATIONAL HOLDINGS,
                               INC. AND SUBSIDIARY

                             CONSOLIDATED FINANCIAL
                                   STATEMENTS

                             July 31, 1999 and 1998











                                TABLE OF CONTENTS
                                                                                                          PAGES
                                                                                                          -----

Independent Auditor's Report                                                                               F-1

Consolidated Balance Sheets July 31, 1999 and 1998                                                       F-2-3

Consolidated Statements of Operations July 31, 1999 and 1998                                               F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit) July 31, 1999 and 1998              F-5-6

Consolidated Statements of Cash Flows July 31, 1999 and 1998                                               F-7

Notes to Consolidated Financial Statements                                                              F-8-14

Consolidated Balance Sheets April 30, 2000 and 1999                                                    F-15-16

Consolidated Statement of Operations April 30, 2000 and 1999                                              F-17

Consolidated Statements of Cash Flows April 30, 2000 and 1999                                             F-18










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


                                                                                                                      Period from
                                                                                                                      November 18,
                                                                                                                          1997
                                                                                                                       (inception)
                                                                                                 Year ended             through
                                                                                                July 31, 1999         July 31, 1998
                                                                                                -------------         -------------

SALES                                                                                             $1,201,375              $  76,955


COST OF SALES                                                                                        850,494                115,948
                                                                                                   ---------              ---------

          Gross profit (loss)                                                                        350,881                (38,993)


GENERAL AND ADMINISTRATIVE EXPENSES, including
  provision for depreciation of $ 185,933 and $ 86,888                                               992,077                234,632
                                                                                                   ---------              ---------

          Loss from operations                                                                      (641,196)              (273,625)


OTHER INCOME (EXPENSE):
  Other income                                                                                        13,642                     86
  Interest expense                                                                                  (128,063)                (5,645)
                                                                                                   ---------              ---------

          Total other income (expense)                                                              (114,421)                (5,559)
                                                                                                   ---------              ---------

          Loss before provision (credit) for income taxes                                           (755,617)              (279,184)

  PROVISION (CREDIT) FOR INCOME TAXES (Note 5)                                                          --                     --
                                                                                                   ---------              ---------

                   Net loss                                                                        $(755,617)             $(279,184)
                                                                                                   =========              =========



                   Earnings (loss) per common share - basic                                        $    (.08)             $    (.13)
                                                                                                   =========              =========

                   Earnings (loss) per common share - diluted                                      $    (.08)             $    (.13)
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

           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             July 31, 1999 and 1998


NOTE 1 - ORGANIZATION AND OPERATIONS

              Jupiter Marine International, Inc. ("JMI") was incorporated under the laws of the State of Florida in November, 1997. Shortly thereafter, JMI acquired the assets of Jupiter 31, Inc., some of which they now use to manufacture their boats. Jupiter Marine International Holdings, Inc. ("JMIH") was incorporated under the laws of the State of Florida on May 19, 1998. Shortly thereafter, JMI transferred it's assets and liabilities to JMIH the newly formed entity. This transaction was accounted for as a recapitalization. (JMIH and JMI are sometimes collectively referred to as the "Company"). The Company is located in Fort Lauderdale, Florida and is engaged in the manufacture and sale of offshore fishing and pleasure boats.


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

     Earnings (loss) per share:
     -------------------------

               Basic earnings (loss) per share ("basic EPS") is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of earnings (loss) per share if their effect is anti-dilutive.

               The following is reconciliation of the numerator (net loss) and the denominator (number of shares) used in the basic and dilutive earnings (loss) per share ("diluted EPS") calculation:

           JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             July 31, 1999 and 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                                                     1999              1998
                                               -----------          -----------
     Basis and diluted EPS:

     Net loss                                  $  (755,617)         $  (279,184)
     Average common shares
     outstanding                                 9,228,750            2,130,000
                                               -----------          -----------

     Basic and diluted EPS                     $     (0.08)         $     (0.13)
                                               ===========          ===========

               Excluded from the shares used to calculate diluted EPS as their effect is anti- dilutive were 1,559,000 convertible preferred shares in 1999.


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
                                                                            ===========    ===========

                                       F-16

          JUPITER MARINE INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF OPERATIONS (LOSS)


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

                                       F-18