Form 10KSB
period 2000-07-29
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2000-11-15
CIK 1063154

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 29, 2000
                         Commission file number 0-26617

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                   -------------------------------------------
                 (Name of Small Business Issuer in its Charter)

               FLORIDA                                     65-0794113
 -------------------------------                        ----------------
 (State or Other Jurisdiction of                        (I.R.S. Employer
  Incorporation or Organization)                        Identification No.)

                3391 S. E. 14TH AVENUE, PORT EVERGLADES, FL 33316
               --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (954) 523-8985
                           ---------------------------
                           (Issuer's Telephone Number)

              Securities registered under Section 12(b) of the Act:

   TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
   -------------------               -----------------------------------------
                                                    None

         Securities registered under Section 12(g) of the Exchange Act:

   TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
   -------------------               -----------------------------------------
                                                     Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $5,924,124

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. None.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 13, 2000: 4,078,500 Shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check One). Yes [ ]  No [X]

                                Table of Contents

                                                                          PAGE
                                                                          ----

PART I

Item 1.    Description of Business.......................................... 1

Item 2.    Description of Property.......................................... 6

Item 3.    Legal Proceedings................................................ 6

Item 4     Submission of Matters to a Vote of Security Holders.............. 7

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters......... 8

Item 6.    Management's Discussion and Analysis or Plan of Operation........ 8

Item 7.    Financial Statements.............................................11

Item 8.    Changes in and Disagreements With Accountants
           on Accounting and Financial Disclosure...........................11

PART III

Item 9.    Directors, Executive Officers, Promoters and
           Control Persons; Compliance With Section 16(a)
           of the Exchange Act..............................................12

Item 10.   Executive Compensation...........................................13

Item 11.   Security Ownership of Certain Beneficial
           Owners and Management............................................16

Item 12.   Certain Relationships and Related Transactions...................19

Item 13.   Exhibits, List and Reports on Form 8-K...........................21

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS

         Jupiter Marine International Holdings, Inc. (JMIH), a Florida corporation, was incorporated on May 19, 1998. On May 26, 1998, JMIH acquired all of the outstanding shares of common stock of Jupiter Marine International, Inc. (JMI), a boat manufacturing company, which was incorporated under the laws of the State of Florida on November 7, 1997. On February 17, 2000 JMIH purchased certain of the assets of Phoenix Marine International, Inc., for cash of $175,000, which included the right to use the Phoenix trademark and the molds and tooling for the 34' and 38' Convertible Sportfisherman models. JMIH formed a new wholly owned subsidiary, Phoenix Yacht Corporation (Phoenix) to hold these assets. JMIH, JMI and Phoenix will sometimes be collectively referred to as the "Company". The Company's principal offices and manufacturing facilities are located in Port Everglades, Florida. The Company's web site address is www.jupitermarine.com.

         The Company designs, manufactures and markets a diverse mix of high quality sportfishing boats under the Jupiter and Phoenix names. The Jupiter product line currently consists of three outboard powered center console models: the classic 31' Open, a 31' Cuddy Cabin and a 27' Console-berth model. The Phoenix models include a completely redesigned inboard powered 35' Flybridge Convertible as well as a 38' Flybridge Convertible.

PRODUCTS

         THE JUPITER LINE

         31' Open Center Console

         The 31' Center Console is designed for the family fisherman and provides what management of the Company believes is a quality offshore performance while offering amenities and features not normally found in other open boats. This model includes a private stand up compartment with 6'2" headroom containing a vanity with sink and shower and room for optional marine head.

         31' Cuddy Cabin

         This is the same model as the 31' Center Console, however it includes a small cuddy cabin forward with cruising amenities and a comfortable 4-place dinette that converts to a queen berth for sleeping.

         27' Center Console-berth

         This model is available in either single or twin engines. It was added to the line in order to enable the entry level boat buyer to acquire a Jupiter boat at an affordable price. New features in the 27' Center Console design include an integrated engine mounting platform, above deck livewell, transom door, and a 6'2" berth built into the console department.

         The sales prices for the Jupiter 31 models range from $82,500 to $122,900 and from $39,900 to $88,400 for the Jupiter 27. The Company provides each boat purchaser with a limited lifetime hull structure warranty and a 12 month warranty on any other part manufactured by the Company.

         THE PHOENIX LINE

         35' Flybridge Convertible

         The 35' is designed for the sportfisherman who refuse to compromise between cruisability and fishability. This new 35' is equally at home fishing the tournaments or cruising around. This boat is the perfect size to provide all the necessary comforts and conveniences without the expense of redundancy.

         38' Flybridge  Convertible

         The 38' Flybridge is scheduled to undergo design and engineering changes and will be introduced into production when these changes are made.

         Although the boats are suitable for many different purposes, they are primarily used for fishing and fishing related activities. The Phoenix models also serve as excellent cruising vessels. The Phoenix 35 sells from $296,000 to $329,500. Optional equipment is extra. The Company provides each boat purchaser with a limited lifetime hull structure warranty and a 12 month warranty on any other part manufactured by the Company.

MANUFACTURING

         The Company's manufacturing plant is set up with three full length assembly lines. Each line operates at a rate that is determined by sales and demand. It is Management's intent that each assembly line run at a consistent line rate so that the workstations become repetitive and components can be assembled in quantity more efficiently. A line rate can generally be increased or decreased by simply adding or subtracting workers and material on the line.

         Currently, production capacity is sufficient to accommodate approximately 16 boats in various stages of construction at any one time. Construction of a Jupiter model, depending on size, takes approximately five weeks while a Phoenix model takes approximately 12 weeks to complete.

         The Company built 68 outboard powered boats during fiscal year 2000, which was approximately 56% of capacity. In order to reach capacity the Company would need to add additional tooling and hire additional employees, both skilled and unskilled. The Company believes it can further expand its manufacturing capacity by adding additional plant space, equipment and tooling.

         The first phase of manufacturing involves creating the hulls and decks of the boats. This is accomplished by the hand "laying-up" (taking sheets of fiberglass material and laying them in place along the bottom and up the hull of a boat) of vinylester blended resins and high quality stitched, bi-directional and tri-directional fiberglass material over a foam core in the molds. Bi-directional fiberglass is a fabric type material that is made of fiberglass strands and distributed in rolls, much the same as cotton fabrics. There are many types and styles of fiberglass cloth, the most common being bi-directional, which means the structural strands of material are woven in two directions normally at right angles to each other. Tri-directional fiberglass is basically the same material as bi-directional fiberglass with the difference being that the structural strands of fiberglass are woven or knitted in three different directions in a variety of combinations.

         This procedure and components create a composite structure with strong out and inner skins with a thicker, lighter core in between. The laying-up of fiberglass by hand, rather than using chopped fiberglass and mechanical applicators, results in superior strength and appearance. The resin used to bind the composite structure together is a vinylester type, which is stronger, better bonding and more flexible than the polyester resins used by most other fiberglass boat manufacturers.

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

         Jupiter's performance characteristics result from it's "posi-stern" hull design, developed by JMI, which reduces drag, planes faster, turns sharper, and increases fuel economy. This hull design, combined with stern lifting strakes, creates a variable dynamic lift that provides a level, stable, and soft ride.

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

         Phoenix uses a modified deep-v hull which incorporates high performance features such as an exaggerated hull flare that produces a soft and exceptionally dry ride, a wide beam with reverse chines to prevent roll and increase stability in a beam sea, and a mini keel that provides unmatched longitudinal strength. Most importantly, exclusive propeller pocket design improves the hull's efficiency by allowing for a lower shaft angle which reduces draft, makes the propellers more efficient and increases fuel economy.

         Design and tooling for new boat models and improvements to existing models is an integral part of the Company's business and will be ongoing. Time involved will be dependent on the magnitude of the project and could range from three to twelve months. The anticipated cost in planning and designing a new boat is approximately $300,000. It is anticipated that the costs of these projects will be funded with additional financing as well as from cash flows from operations. The Company does not anticipate that these costs will be borne by its customers.

JMI SALES AND MARKETING

         JMI's marketing efforts continues to focus on Carl Herndon's name and reputation in the boat manufacturing industry. Mr. Herndon has over 25 years of marine experience. His background includes building high quality boats ranging in length from 16' up to 80' in length and serving as the C.E.O. of Blackfin Yacht Corporation and Bertram Yachts, two highly regarded companies within the marine industry. In addition to his boat building expertise, Herndon has served as the President of the Marine Industries Association of South Florida, was appointed to the Boating Advisory Council by Florida's Governor, has served on numerous committees for the National Marine Manufacturers Association, and has lobbied in Washington, DC on behalf of the marine industry.

         JMI markets both the Jupiter and Phoenix lines in nationally circulated magazines and trade publications including Boating Magazine, Sports Fishing, Florida Sportsman, Motor Boating and Saltwater Sportsman. JMI intends to attend most major boat shows and exhibitions, as well as possibly sponsoring boats in fishing tournaments.

         The marketing of boats to retail customers is the direct responsibility of authorized dealers, whose efforts are supplemented by the Company through advertising in boating magazines and participation on boat shows. The Company `s dealers are located along the East Coast and Gulf of Mexico of the United States as well as Puerto Rico. The Company's boats are sold internationally through an independent distributor. Jupiter's established dealer organization will be the primary distribution source for the Phoenix models. These dealers are not exclusive to the Company and may carry the boats of other companies. The Company uses discretion in locating new dealers in an effort to protect the interests of the existing dealers. The Company normally does not manufacture boats for inventory. Most boats are pre-sold to a dealer when entering the production line. The Company currently has agreements with eleven domestic boat dealers. The Company is in the process of seeking additional qualified boat retailers to act as dealers.

         The Company sells all of its boats through retail dealers primarily on a cash on delivery basis. However, approximately 32% of Company shipments are made pursuant to commercial dealer floor plan financing programs in which the Company participates on behalf of its dealers. Under these arrangements, a dealer establishes lines of credit with one or more third-party lenders for the purchase of showroom inventory. When a dealer purchases a boat pursuant to a floor plan arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat, net of shipping charges, directly to the Company.

EMPLOYEES

         Paychex Business Solutions has been engaged by JMI to provide all personnel and human resource management services. Six of these employees are administrative and executive personnel. Paychex employs approximately 60 full-time workers at the Company's manufacturing facility, and is responsible for providing all employee benefits, including workers compensation insurance coverage. Management believes its relationship with its employees is good and does not foresee any difficulties in hiring additional employees. The agreement may be terminated upon 30 days written notice. JMIH currently has no employees other than its officers and directors who are not being compensated.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases a 32,140 square foot facility located at 3391 S.E. 14th Avenue, Port Everglades, Florida. The facility maintains the Company's boat manufacturing operation and executive offices. The Company leases the facility from Carl Herndon, the Company's President, Chief Executive Officer and Director. The lease agreement requires the Company to pay monthly lease payments of approximately $11,812 per month plus applicable taxes. The lease payments are subject to a 5% annual increase. The lease terminates in May 2002. The Company has an exclusive option to purchase the facility during certain periods until November 1, 2001 at a price between $950,000 and $1,000,000.

         Two additional buildings of 6,250 and 3,240 square feet were leased from two independent lessors. The addition of the Phoenix models made it necessary to increase manufacturing space and inventory storage area. The monthly rent for these buildings is $3,450 and $2,072. The leases expire on March 31, 2003 and July 31, 2003.

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

         On July 20, 1999, Peter Fallon filed a lawsuit against the Company in Palm Beach County alleging that the Company was obligated to pay a debt incurred to Mr. Fallon by Jupiter 31, Inc. Fallon seeks the return of $70,000. The Company has been vigorously defending this proceeding, and at this time, cannot opine on the likely outcome.

         On October 4, 1999, Windjet Manufacturing, LLC filed a lawsuit against the Company alleging the negligent storage of its property which resulted in a theft. The Company has settled the matter for $15,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fiscal year.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock was approved for quotation on the OTCBB on October 12, 2000. There is currently no bid or ask price for JMIH'S common stock. The transfer agent for JMIH'S common stock is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, FL 33321.

         JMIH has never paid cash dividends on its common stock. JMIH presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on JMIH'S earnings, capital requirements, expansion plans, financial condition and other relevant factors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         Management's discussion and analysis contains various "forward-looking statements" within the meaning of the Securities and Exchange Act of 1934. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may", "expect", "anticipate", "estimate" or "continue" or use of negative or other variations or comparable terminology.

         Management cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

         Management notes that comparison of the results of operations for the fiscal year ended July 29, 2000 to the fiscal year ended July 31, 1999 may not provide meaningful comparisons, as the Company was not yet in a normal business operating mode during the first three quarters of fiscal year 1999.

PLAN OF OPERATIONS

         The Company plans to grow the business by the addition of new features on present models and the introduction of new models. The Company would consider an acquisition candidate if their products would complement those offered by the Company and the result would enhance the service level provided to the dealer. There are no discussions with any potential candidates at this time, nor has the Company identified any acquisition candidates.

RESULTS OF OPERATIONS

Net Sales

         The Company's net sales increased by $4,722,749 (or 393%) to $5,924,124 for the fiscal year ended July 29, 2000 as compared to $1,201,375 for the fiscal year ended July 31, 1999. The average sales price per boat was $87,119 in fiscal year 2000 as compared to $100,115 in fiscal year 1999. The decrease in average selling price is due to the sale of smaller, less expensive boats in fiscal year 2000. Customer acceptance of the Jupiter product line continues to remain very strong. Dealer inventory is very low and our order back log is approximately three to four months. The first Phoenix 35' is scheduled to be completed during the second quarter of fiscal year 2001, in time for the fall boat shows season.

Cost of Sales

         Cost of sales for the year ended July 29, 2000 was $4,953,374 resulting in $970,750 of gross margin or 16.4% of net sales. For the year ended July 31, 1999 cost of sales was $850,494 and gross margin was $350,881 or 29.2% of net sales. The decline in the gross margin percentage is due to start up inefficiencies related to the introduction, during fiscal year 2000, of three new models. Additionally, the 21' and 27', as compared to the 31' had lower gross margin rates. The 21' was discontinued at the end of fiscal year 2000 and the 27' selling price was adjusted to improve the gross margin.

         The Company is continuing to make tooling modifications that should reduce production time while enhancing the overall appearance of the product.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses were $1,112,468 for the year ended July 29, 2000 compared to $992,077 for the fiscal year ended July 31, 1999, an increase of $120,391. Although the Company did not sell many boats during the first nine months of fiscal 1999 it did incur general and administrative expenses for the entire year. These expenses were related to relocating the manufacturing facility, salaries and depreciation.

         There were various non-recurring expenses unrelated to the normal operation of business that were included in the results of operations for the fiscal year ended July 29, 2000. These non-recurring expenses had a significant negative impact on the results of operations. These expenses, which aggregated $187,675, include settlements of claims in connection with the JMI acquisition ($120,000), Phoenix start up expenses ($35,522) and additional legal fees ($32,153).

         Interest expense decreased by $62,242, or 53% from $128,063 in fiscal year 1999 to $59,839 in fiscal 2000. The decrease results primarily from $100,000 of expense incurred in fiscal 1999 related to 500,000 shares of the Company's common stock issued in January 1999 as an incentive for a $350,000 note payment.

LIQUIDITY AND CAPITAL RESOURCES

         The Company, from its inception through the end of fiscal year 1999, has experienced negative cash flow and has met its cash requirements by issuing, through private placement, its common and preferred stock. Additional funds were generated by borrowings of $600,000. The Company anticipates that funds received from these sources and cash generated from operations should be sufficient to satisfy the Company's contemplated cash requirements for at least the next 12 months. After such time, the Company believes that cash generated from operations will be sufficient to fund its operations.

         During fiscal year 2000 the Company issued 744,860 shares of Series C Convertible Preferred Stock and raised net proceeds of $634,670. These shares are entitled to receive cumulative dividends at the annual rate of 8% and are convertible into 2 shares of the Company's common stock. During fiscal year 1999 the Company raised net proceeds of $697,200 through the sale of its common stock.

         Inventories increased by $197,962 for the year ended July 29, 2000 as a result of higher production. Accounts payable and accrued expenses increased in relation to the increase in inventory and the growth of the Company. Customer deposits decreased by $190,915 because the Company no longer requires dealers to make deposits unless the dealer is ordering a unique option. Net cash used by operating activities was $188,140 in fiscal 2000, as compared with $1.027 million used in fiscal 1999.

         The Company spent $333,329 for the purchase of property and equipment in fiscal 2000 as compared with $174,169 in fiscal 1999. Fiscal 2000 capital expenditures included $235,256 for boat molds, of which $175,000 was for the

Phoenix molds. $45,412 was spent for leasehold improvements, primarily a partial roof replacement. In order to efficiently handle the increased volume, $50,955 was expended for new production machinery and equipment in fiscal 2000.

         The Company does not anticipate any significant purchases of equipment. Additionally, the number and level of employees at July 29, 2000 should be adequate to fulfill the anticipated production schedule.

ITEM 7.  FINANCIAL STATEMENTS

         See the financial statements listed in the accompanying index to the Financial Statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         On August 31, 2000, as reported on Form 8-K, the Company changed independent accountants from Keefe, McCullough & Co., LLP to BDO Seidman, LLP. There were no disagreements with the former accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

NAME                         AGE         POSITION HELD
----                         ---         -------------
Carl Herndon                 61           Director, President and Chief
                                             Executive Officer, Secretary

Lawrence S. Tierney          54           Director

SIGNIFICANT PERSONNEL

Carl Herndon, Jr.            33           Vice President Sales & Marketing JMI

Paul Douglas                 57           Production Manager JMI

         CARL HERNDON - Mr. Herndon has been President, Chief Executive Officer and a Director of JMIH since its inception on May 19, 1998. Mr. Herndon has also been President, Chief Executive Officer and a Director of JMI since May 15, 1998. Between 1973 and 1997, Mr. Herndon was President, Chief Executive Officer, Director and sole shareholder of Blackfin Yacht Corporation, a Fort Lauderdale, Florida based designer, manufacturer and seller of Sportfishing boats. Between 1993 and 1995, Mr. Herndon was president and Chief Executive Officer of Bertram Yacht Corporation in Miami, Florida. During Mr. Herndon's tenure as officer and director of Blackfin, Blackfin filed for Chapter 11 Bankruptcy Reorganization protection. The bankruptcy proceeding was subsequently converted to a Chapter 7 proceeding. Carl Herndon is the father of Carl Herndon, Jr., the Vice President of Sales and Marketing of JMI.

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

         CARL HERNDON, JR. - Mr. Herndon has been Vice President of Sales and Marketing at JMI since October 1998 and joined JMI on a full-time basis in January of 1999. From November 1997 to January 1998, Mr. Herndon was selling new boats and brokering boats at Northside Marine Sales. From January 1992 to July 1997, Mr. Herndon was National Sales Manager for Blackfin Yacht Corporation. From April 1987 to January 1992, Mr. Herndon was Production Manager for Blackfin Yacht Corporation. Carl Herndon, Jr. is the son of Carl Herndon, President and CEO of the Company.

         PAUL DOUGLAS - Mr. Douglas has been the Plant Manager for JMI since May of 1998. From March 1987 to July 1996, Mr. Douglas was Facilities/Maintenance Foreman for Blackfin Yacht Corporation. From 1980 to 1987, Mr. Douglas was Maintenance Craftsman, First Class and Acting Foreman for Special Projects for Tracor Marine.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information relating to the compensation paid by the Company during the last two fiscal years to: the Company's President and Chief Executive Officer; and each of the Company's executive officers who earned more than $100,000 during any fiscal year. Compensation from the Company's inception (May 1998) through July 1998 is presented in the footnote to the table.


                                           SUMMARY COMPENSATION TABLE (1)

                                              Annual Compensation                        Long-Term Compensation
---------------------------- -------- ----------- ----------- ------------ -------------------------- -------------------------
                                                                                    Awards                    Payouts
---------------------------- -------- ----------- ----------- ------------ -------------------------- -------------------------
                                                                                         Securities
                                                                 Other                     Under-
                                                                Annual      Restricted      Lying                  All Other
                                                                Compen-       Stock       Options/       LTIP      Compen-
    Name and Principal                                          sation       Award(s)       SARs       Payouts      sation
         Position             Year      Salary    Bonus           ($)          ($)           (#)         ($)          ($)
---------------------------- -------- ----------- ----------- ------------ ------------- ------------ ----------- -------------
Carl Herndon, Director,      8/99-
CEO and President            7/00     $120,114
---------------------------- -------- ----------- ----------- ------------ ------------- ------------ ----------- -------------
                             8/98-
                             7/99     $ 61,734
---------------------------- -------- ----------- ----------- ------------ ------------- ------------ ----------- -------------

------------------

(1) Does not include 850,000 shares of Common Stock of the Company issued to Mr. Herndon as founder's shares in May 1998 with a value of $850.

STOCK OPTION AND SAR ISSUANCES

       The Company has issued to Carl Herndon options to purchase 600,000 shares of Common Stock during fiscal year 1999. The Company did not issue any options or SAR during fiscal years 1998 or 2000. The following table sets forth the options granted to Mr. Herndon:



                                       Number of
                                       Shares of
                                      Common Stock     Percentage of
                                       Underlying      Total Options
               Name                     Options           Granted         Exercise Price        Expiration Date
--------------------------------------------------------------------------------------------------------------------
Carl Herndon, Director,                  150,000            25%               $ .50                 11/10/03
President and CEO                        150,000            25%               $ .625                11/10/03
                                         150,000            25%               $ .75                 11/10/03
                                         150,000            25%               $1.00                 11/10/03
--------------------------------------------------------------------------------------------------------------------




OPTION EXERCISES AND HOLDINGS

       The following table sets forth information with respect to the exercise of options to purchase shares of JMIH's common stock during the period from August 1, 1999 through July 29, 2000, of each person named in the Summary Compensation Table and the unexercised options held as of the end of this period.


                                      AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                                             OPTION/SAR VALUES
--------------------------------------------------------------------------------------------------------------------
                                                                             Number of
                                                                            Securities              Value Of
                                                                            Underlying            Unexercised
                                                                            Unexercised           In-The-Money
                                                                           Options/SARs           Options/SARs
                                                                         At Fiscal Year-        At Fiscal Year-
                                         Shares            Value              End (#)               End ($)
                                      Acquired On        Realized          Exercisable/          Exercisable/
               Name                   Exercise (#)          ($)            Unexercisable         Unexercisable
--------------------------------------------------------------------------------------------------------------------
Carl Herndon, Director, President          N/A              N/A            200,000/400,000           -0-/-0-
and CEO
--------------------------------------------------------------------------------------------------------------------

EMPLOYMENT AGREEMENTS

         In November 1998, JMI entered into a five year employment agreement with Mr. Herndon with two one year renewal options. The agreement obligates Mr. Herndon to devote all his time to supervising, designing and manufacturing boats for JMI as president and chief executive officer of JMI. Mr. Herndon will earn an initial base salary of $72,000 per year plus certain salary adjustments. Mr. Herndon's salary adjustments and bonuses are tied to the Company successfully reaching specific financial milestones. Subsequent salary adjustments will be decided by the board of directors of the Company. The employment agreement also entitles Mr. Herndon to an aggregate of options to purchase 600,000 shares of common stock of the Company at prices between $.50 and $1.00 per share over a period of five years. The employment agreement includes standard non-compete and confidentiality provisions. Due to Mr. Herndon's experience, the business of JMI and the Company will be largely dependent on Mr. Herndon's experience and ability to design, manufacture and sell boats produced by JMI.

         In May 1999, JMI entered into a five year employment agreement with Carl Herndon, Jr. with two one year renewal options. The agreement obligates Mr. Herndon, Jr. to devote all his time to supervising the sales and marketing of the Company's boats as Vice President of Sales and Marketing. Mr. Herndon, Jr. earned a base salary of $70,000 for the first year of the agreement, $85,000 for the second year of the agreement and $100,000 for the third year of the agreement. His salary will be determined by JMIH's board of directors for years four, five and any renewal period. The employment agreement includes standard non-compete and confidentiality provisions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the Company's common stock beneficially owned on July 29, 2000 by: (1) each shareholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding common stock, (2) each of the Company's executive officers and directors, and (3) all executive officers and directors as a group. On July 29, 2000, there were approximately 4,078,500 shares of Company common stock, par value $.001 (the "Common Stock"), outstanding.

This is not including:

         o An aggregate of 600,000 shares of Common Stock issuable upon the exercise of options;

         o 984,000 shares of Common Stock issuable upon the conversion of 328,000 shares of the Company's Series A Preferred Stock;

         o 615,000 shares of Common Stock issuable upon the conversion of 205,000 shares of the Company's Series B Preferred Stock;

         o 885,000 shares of Common Stock issuable upon the conversion of 295,000 shares of the Company's Series B Preferred Stock which underlie certain options exercisable at $1.00;

         o 1,489,720 shares of Common Stock issuable upon conversion of 744,860 shares of Series C Preferred Stock; and

         o 150,000 shares of Common Stock issuable upon the exercise of warrants granted to the holders of two short term notes.


                                       Number of Beneficially              Percentage of Outstanding
Name                                        Owned Shares                   Shares Beneficially Owned
----                                   ---------------------               -------------------------
Carl Herndon
3391 S.W. 14th Avenue
Port Everglades, FL 33316                    1,087,500(1)                          26.7%

Carl Herndon, Jr.
3391 S.W. 14th Avenue
Port Everglades, FL 33316                      172,500(2)                           4.2%

Triton Holding International Corp.
700 S. Federal Highway, Suite 200
Boca Raton, FL 33433                           530,000(3)                          13.0%

Donald B. Gasgarth
714 S.E. 8th Court
Delray Beach, FL 33483                         666,000(4)                          16.3%

Jeffrey K. Zwitter
6680 Serena Lane
Boca Raton, FL 33432                           216,000(5)                           5.3%

Four M International, Inc.
1980 Poison Oak, # 1850
Houston, TX 77004                              300,000(6)                           7.4%

Alan Lyons
2521 Vestal Parkway East
Vestal, NY 13850                               300,000(7)                           7.4%

Lawrence Tierney
3391 S.W. 14th Avenue
Port Everglades, FL 33316                            0(8)                           0.0%

Officers and Directors as a Group              1,660,000                           30.9%
(3 persons)



----------------

(1) Mr. Herndon is an officer and director of both JMI and JMIH. Includes (i) 37,500 shares of Common Stock issuable upon the conversion of 12,500 shares of Series A Convertible Preferred Stock; and (ii) up to 200,000 shares of Common Stock issuable upon the exercise of options at exercise prices between $.50 and $1.00 per share over a five year period beginning November 10, 1998.

(2) Carl Herndon, Jr. is Mr. Herndon's son and is JMI's Vice President of Sales and Marketing. Includes 22,500 shares of Common Stock issuable upon the conversion of 7,500 shares of Series A Convertible Preferred Stock.

(3) Mr. Gasgarth and Mr. Zwitter, principal shareholders of JMIH, are also principal shareholders and Directors of Triton Holdings International Corp. ("Triton"). Does not include (i) up to 1,400,000 shares of Common Stock that may be issued upon conversion of the Triton Note; (ii) 30,000 warrants to purchase shares at $.50 per share; (iii) 66,000 shares of Common Stock owned by Mr. Gasgarth; and (iv) 66,000 shares owned by Mr. Zwitter. Includes 50,000 shares of Common Stock subject to an option granted to Mr. Tierney.

(4) Includes 300,000 shares of Common Stock issuable upon the conversion of 100,000 shares of Series A Convertible Preferred Stock of the Company, and
     (ii) 300,000 shares of Common Stock issuable upon the exercise of warrants to purchase 100,000 Series B Convertible Preferred Stock at $1.00 until November, 2004, subsequently convertible into Common Stock at a 3:1 ratio. Does not include 500,000 shares of Common Stock owned by Triton in which Mr. Gasgarth is a principal shareholder, and Director.

(5) Includes 75,000 shares of Common Stock issuable upon the conversion of 25,000 shares of Series A Preferred Stock of the Company, and (ii) 75,000 shares of Common Stock issuable upon the exercise 25,000 warrants to purchase Series B Convertible Preferred Stock at $1.00 until November, 2004, subsequently convertible into Common Stock at a 3:1 ratio. Does not include 500,000 shares of Common Stock owned by Triton in which Mr. Zwitter is a principal shareholder and Director.

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

(8) Mr. Tierney is a Director of JMIH. Mr. Tierney is also employed by Triton. Does not include options to purchase 50,000 shares of Common Stock of JMIH at $.40 per share from Triton.

ITEM 12. INTEREST OF MANAGEMENT AND OTHER CERTAIN TRANSACTIONS

CERTAIN TRANSACTIONS

         Mr. Herndon personally owns the Company's manufacturing facility in Port Everglades, Florida. On May 20, 1998, the Company entered into a lease agreement with Mr. Herndon in which the Company leases the manufacturing facility for a period of five years at $4.50 per square foot or $11,812 per month. The Company believes that the lease agreement between the Company and Mr. Herndon was consummated on terms no less favorable than with an unrelated party. On November 1, 1998 the Company negotiated a three year option with Mr. Herndon to purchase the property. During year one, the price is $900,000, year two $950,000 and year three $1,000,000.

LOANS FROM TRITON HOLDINGS INTERNATIONAL CORP.

         In November 1998, the Company initiated a loan for $350,000 from Triton Holdings International Corp. (Triton). Two principal shareholders and Directors of Triton are principal shareholders of the Company. The promissory note ("the Note") issued to Triton by the Company evidencing the loan accrues interest at 10% per annum. The note is convertible into shares of Common Stock of the Company, at the option of Triton at $.50 per share before January 14, 2000; at $.375 per share between January 15, 2000 and January 14, 2001; and at $.25 after January 14, 2001. The Note matures on January 14, 2003. Triton also received 500,000 shares of Common stock as additional incentive for making the loan. If the principal amount of the Note has not been previously converted or paid in full prior to January 15, 2002, the Company shall issue to Triton shares of the Company's common stock converted at $.25 per share based on the principal amount outstanding. The outstanding amount of the Note at January 14, 2000 shall remain due and payable.

         The Company also entered into a five year management agreement with Triton under which Triton is to perform general business consulting services in connection with the Company's conducting of its business, including, but not limited to, development and maintenance of internal bookkeeping functions, business planning, consulting and advice with respect to structure and expansion of the Company. Don Gasgarth and Jeff Zwitter are directors and principle shareholders of Triton. Messrs. Gasgarth and Zwitter are also principle shareholders of the Company. Larry Tierney, a director of the Company, is an employee of Triton. In consideration for its services, the Company will pay Triton a monthly fee of $5,000. The Company and Triton arrived at this fee by estimating Triton's service hours to the Company at 100 hours per month and valuing their services at $50.00 per hour. The Company believes this fee is competitive with consulting arrangements in the marine industry. To date, Triton has provided services to the Company in excess of 100 hours per month.

         In addition, during July 2000, the Company received a short term loan for $50,000 from Triton. This note accrues interest at 12% per annum and is payable, together with accrued interest, on November 30, 2000. Triton received warrants to purchase 30,000 shares of Common Stock of the Company at $.50 per share, as an incentive for making this loan. In connection with this loan, the Company received another short term loan under the same terms and conditions with Grand Hooker, Inc. In return for $200,000, Grand Hooker received warrants to purchase 120,000 shares of Common Stock at $.50 per share. The principal of Grand Hooker is a stockholder of Triton.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibits          Description of Document
--------          -----------------------

3.1               Amendment to Articles of Incorporation
21                Subsidiaries
27                Financial Data Schedule

         (b)      Reports Filed on Form 8-K

         On August 31, 2000, the Company filed a report on Form 8-K to disclose a change in accountants.

                                   SIGNATURES

         In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2000.

                               JUPITER MARINE INTERNATIONAL
                                        HOLDINGS, INC.


                               By:      /s/ CARL HERNDON
                                  ---------------------------------------------
                                     Carl Herndon, Director, CEO and President

                               By:      /s/ LAWRENCE TIERNEY
                                  ---------------------------------------------
                                     Lawrence Tierney, Director

                               By:      /s/ CARL HERNDON, JR.
                                  ---------------------------------------------
                                     Carl Herndon, Jr., Vice President of Sales
                                        and Marketing

                                     JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                                                        CONTENTS

================================================================================

CONTENTS

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS:
    As of and for the year ended July 29, 2000                              F-2
    As of and for the year ended July 31, 1999                              F-3

CONSOLIDATED FINANCIAL STATEMENTS

    Balance Sheets                                                    F-4 - F-5

    Statements of Operations                                                F-6

    Statements of Stockholders' Equity                                      F-7

    Statements of Cash Flows                                                F-8

    Notes to Consolidated Financial Statements                       F-9 - F-24

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors
Jupiter Marine International Holdings, Inc.
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Jupiter Marine International Holdings, Inc. (the "Company") as of July 29, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jupiter Marine International Holdings, Inc., at July 29, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

West Palm Beach, Florida                                        BDO Seidman, LLP
October 13, 2000

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors of
Jupiter Marine International Holdings, Inc.
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Jupiter Marine International Holdings, Inc. (the "Company") as of July 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jupiter Marine International Holdings, Inc. at July 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements as of and for the year ended July 31, 1999 have been prepared assuming that the Company will continue as a going concern. The Company has sustained net operating losses, has deficit cash flows from operations, and working capital deficiencies at July 31, 1999, all of which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements as of and for the year ended July 31, 1999 do not include any adjustments that might result from the outcome of this uncertainty.

Fort Lauderdale, Florida                            KEEFE, McCULLOUGH & Co., LLP
September 10, 1999

                                     JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                                     CONSOLIDATED BALANCE SHEETS


================================================================================

                                                July 31,             July 29,
                                                 1999                 2000
                                              ----------          ----------
ASSETS (Note 6)

CURRENT ASSETS:

   Cash and cash equivalents                  $   59,351          $  372,552
   Accounts receivable                             1,736              17,134
   Inventory (Note 3)                            421,191             619,153
   Prepaid expenses                               11,749              34,888
                                              ----------          ----------

TOTAL CURRENT ASSETS                             494,027           1,043,727
                                              ----------          ----------

PROPERTY AND EQUIPMENT, net (Note 4)             770,229             890,462
                                              ----------          ----------

DEPOSITS AND OTHER                                24,000              35,525
                                              ----------          ----------

                                              $1,288,256          $1,969,714
                                              ==========          ==========




                     See accompanying notes to consolidated financial statement.

                                     JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                                     CONSOLIDATED BALANCE SHEETS

================================================================================


                                                                                   July 31,              July 29,
                                                                                     1999                  2000
                                                                                  -----------           -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $   146,481           $   351,538
   Accrued expenses                                                                    63,433                86,605
   Payroll taxes payable                                                               33,125                    --
   Customer deposits                                                                  248,386                57,471
   Warranty reserve                                                                    50,553                50,209
   Current portion of debt (Note 6)                                                    50,000               223,200
                                                                                  -----------           -----------

TOTAL CURRENT LIABILITIES                                                             591,978               769,023
                                                                                  -----------           -----------

LONG-TERM LIABILITIES:

   Accrued interest payable                                                            19,444                54,444
   Debt less current portion (Note 6)                                                 350,000               350,000
                                                                                  -----------           -----------

COMMITMENTS AND CONTINGENCIES (Notes 6,7 and 10)

STOCKHOLDERS' EQUITY (Notes 7 and 11):
Convertible preferred stock, $.01 par value, 5,000,000 shares authorized ($533,000 and $1,277,860 aggregate
   liquidation preference):
     Series A, 328,000 shares issued and outstanding                              $       328           $       328
     Series B, 205,000 shares issued and outstanding                                      205                   205
     Series C, 0 and 744,860 shares issued and outstanding                                 --                   745
Common stock, $.001 par value, 50,000,000 shares
   authorized, 4,078,500 issued and outstanding                                         4,079                 4,079
   Additional paid-in capital                                                       1,357,023             2,141,356
   Accumulated deficit                                                             (1,034,801            (1,350,466
                                                                                  -----------           -----------

TOTAL STOCKHOLDERS' EQUITY                                                            326,834               796,247
                                                                                  -----------           -----------

                                                                                  $ 1,288,256           $ 1,969,714
                                                                                  ===========           ===========



                     See accompanying notes to consolidated financial statement.

                                     JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================


                                                                           Years Ended
                                                                ---------------------------------
                                                                  July 31,             July 29,
                                                                    1999                 2000
                                                                -----------           -----------
NET SALES                                                       $ 1,201,375           $ 5,924,124

COST OF SALES                                                       850,494             4,953,374
                                                                -----------           -----------

   Gross profit                                                     350,881               970,750
                                                                -----------           -----------

OPERATING EXPENSES:
   Selling                                                           80,763                47,612
   Advertising                                                       44,173                87,287
   General and administrative                                       681,208               764,473
   Depreciation and amortization                                    185,933               213,096
                                                                -----------           -----------

   Total operating expenses                                         992,077             1,112,468
                                                                -----------           -----------

LOSS FROM OPERATIONS                                               (641,196)             (141,718)

OTHER INCOME (EXPENSES):
   Interest expense                                                (128,063)              (59,839)
   Other                                                             13,642                    --
                                                                -----------           -----------

NET LOSS                                                           (755,617)             (201,557)

DIVIDENDS ON PREFERRED STOCK (Note 7)                                    --              (114,108)
                                                                -----------           -----------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                       $ (755,617)           $  (315,665)
                                                                 ==========            ===========

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON
   STOCK OUTSTANDING                                              2,897,960              4,078,500
                                                                 ==========            ===========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED (Note 8)           $     (.26)           $      (.08)
                                                                 ==========            ===========




                     See accompanying notes to consolidated financial statement.

                                     JUPITER MARINE INTERNATIONAL HOLDINGS, INC.


                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

================================================================================


                                       Preferred Stock               Common Stock
                                     -------------------        ------------------------
                                      Number                     Number                    Additional                     Total
                                        of                         of                        Paid-in      Accumulated Stockholders'
                                      Shares    Amount           Shares        Amount        Capital       Deficit       Equity
                                     -------   ---------        ---------    -----------    -----------   -----------    ---------
Balance, July 31, 1998                    --   $      --        2,175,000    $     2,175    $   204,750 $  (279,184)     $ (72,259)

Issuance of Series A preferred
   stock for cancellation
   promissory notes                  295,000         295             --             --        294,705            --        295,000
Issuance of Series A preferred
 stock for services                   33,000          33             --             --         32,967            --         33,000
Conversion of Common Stock to
   Series B preferred Stock          205,000         205       (205,000)          (205)            --            --             --
Cancellation of common stock
  previously issued                       --          --       (490,000)          (490)            --            --           (490)
Issuance of common stock for
  services                                --          --        150,000            150         29,850            --         30,000
Issuance of common stock in
  connection with a loan                  --          --        500,000            500         99,500            --        100,000
Net proceeds from sale of
  common stock                            --          --      1,948,500          1,949        695,251             --       697,200
Net loss                                  --          --             --             --             --      (755,617)      (755,617)
                                     -------   ---------      ---------    -----------    -----------   -----------      ---------

Balance, July 31, 1999               533,000         533      4,078,500          4,079      1,357,023    (1,034,801)       326,834

Preferred stock dividend
  declared and issuable
  (Note 7)                                --          --             --             --        114,108      (114,108)            --
Net proceeds from sale
  of Series C preferred
  stock (Note 7)                     744,860         745             --             --        633,925            --        634,670
Deemed discount for fair
  value of warrants issued
   in connection with notes
   payable (Note 6)                       --          --             --             --         36,300            --         36,300
Net loss                                  --          --             --             --             --      (201,557)      (201,557)
                                     -------   ---------      ---------    -----------    -----------   -----------      ---------

BALANCE, July 29, 2000             1,277,860   $   1,278      4,078,500    $     4,079    $ 2,141,356   $(1,796,247)     $ 796,247
                                     -------   ---------      ---------    -----------    -----------   -----------      ---------



                     See accompanying notes to consolidated financial statement.

                                     JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       (NOTE 12)

================================================================================


                                                                           Years Ended
                                                                 -------------------------------
                                                                    July 31,           July 29,
                                                                     1999               2000
                                                                 -----------         -----------
OPERATING ACTIVITIES:
  Net loss                                                       $  (755,617)        $  (201,557)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization                                    185,933             213,096
    Amortization of deemed discount on notes payable                      --               9,500
    Loss on disposition of property and equipment                      1,554                  --
  Decrease (increase) in:
    Accounts receivable                                               (1,325)            (15,398)
    Inventory                                                        (90,381)           (197,962)
    Prepaid expenses                                                   3,636             (23,139)
    Other assets                                                     (24,000)            (11,525)
  Increase (decrease) in:
    Accounts payable                                                 126,911             205,057
    Accrued expenses                                                  50,827              58,172
    Payroll taxes payable                                            (13,974)            (33,125)
    Customer deposits                                                 92,187            (190,915)
    Warranty reserve                                                   1,469                (344)
    Other liabilities                                               (604,406)                 --
                                                                 -----------         -----------

NET CASH USED IN OPERATING ACTIVITIES                             (1,027,186)           (188,140)
                                                                 -----------         -----------

INVESTING ACTIVITIES:
  Proceeds from the disposition of property and equipment              5,600                  --
  Purchases of property and equipment                               (174,169)           (333,329)
                                                                 -----------         -----------

NET CASH USED IN INVESTING ACTIVITIES                               (168,569)           (333,329)
                                                                 -----------         -----------

FINANCING ACTIVITIES:
  Proceeds from issuance of debt                                     400,000             200,000
  Net proceeds from issuance of stock                                852,567             634,670
                                                                 -----------         -----------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                        1,252,567             834,670
                                                                 -----------         -----------

  Net increase in cash                                                56,812             313,201

  CASH AND CASH EQUIVALENTS - beginning of year                        2,539              59,351
                                                                 -----------         -----------

  CASH AND CASH EQUIVALENTS - end of year                        $    59,351         $   372,552
                                                                 ===========         ===========


                     See accompanying notes to consolidated financial statement.

                                     JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1. NATURE OF BUSINESS

Jupiter Marine International Holdings, Inc. ("JMIH"), a Florida corporation, was incorporated on May 19, 1998. On May 26, 1998, JMIH acquired all of the outstanding shares of common stock of Jupiter Marine International, Inc. ("JMI"), a boat manufacturing company, which was incorporated under the laws of the State of Florida on November 7, 1997. On February 17, 2000 JMIH purchased certain of the assets of Phoenix Marine International, Inc., for cash of $175,000, including certain boat molds and tooling, and the right to use the Phoenix trademark, and formed a new wholly owned subsidiary, Phoenix Yacht Corporation ("Phoenix"). JMIH, JMI and Phoenix are collectively referred to as the "Company". The Company's principal offices and manufacturing facilities are located in Port Everglades, Florida. All material intercompany accounts and transactions have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months of less to be cash equivalents.

                                     JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORY

Inventories are stated at the lower of cost or market. The cost of boats in process and finished boats includes labor, materials and allocated production overhead. The first-in, first-out method is used to cost parts and supplies for production. Boats in process and finished boats are valued using the average cost method. Provision is made to reduce excess or obsolete inventories to their estimated net realizable value.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation and amortization are computed using methods that approximate the straight-line method over the assets' estimated useful lives.

LONG-LIVED ASSETS

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the asset is impaired, when the carrying amount of an asset exceeds the sum of its expected future cash flows, on an undercounted basis, the asset's carrying amount is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

WARRANTY RESERVES

The Company furnishes limited warranties from twelve to eighteen months on its manufactured boats, and a lifetime hull warranty to the original purchaser. The Company provides for warranty-related expenses and accruals as a percentage of net sales based on historical experience.

                                     JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock based employee compensation plans at fair value. The Company has elected to account for stock based compensation plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

REVENUE RECOGNITION

Revenue from the sale of boats is recognized on delivery. No right of return currently exists between the Company and its dealers.

ADVERTISING

Advertising costs are charged to operations as incurred.

INCOME TAXES

Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

                                     JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net income per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share" which requires companies to present basic and diluted earnings per share. Net income per common share - basic is based on the weighted average number of common shares outstanding during the year. Net income per common share - diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year.

Convertible preferred stock, common stock options and common stock warrants are excluded from the computations of net loss per share for the years ended July 31, 1999 and July 29, 2000 because the effect of their inclusion would be anti-dilutive.

SEGMENTS

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.

                                     JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate the resources and in assessing performance. The Company currently operates in one segment, boat manufacturing and therefore, SFAS 131 has no effect on the Company's reporting.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107 requires the disclosure of fair value of financial instruments. The estimated fair value amounts have been determined by the Company's management using available market information and other valuation methods. However, considerable judgment is required to interpret market data in developing the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

The following methods and assumptions were used in estimating fair value disclosure for financial instruments: CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE, ACCRUED EXPENSES AND NOTES PAYABLE - the carrying amounts reported in the consolidated balance sheets approximate fair value because of the short maturity of those instruments.

For the non-current portion of notes payable, the Company believes that the estimated fair value does not vary materially from the amount reported in the consolidated balance sheets due to the level of the interest rate.

                                     JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONCLUDED)

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). SFAS 133, as amended by SFAS 137, is effective in all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS 133 is expected to have no material impact on the Company's financial condition or results of operations.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 (Interpretation 44), Accounting for Certain Transactions Involving Stock Compensation. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock-Based Compensation.

Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. The Company has determined that Interpretation 44 did not have a significant impact on the Company's consolidated financial statements.

3. INVENTORY

Inventory consists of the following:

                                                    July 31,     July 29,
                                                      1999         2000
                                                    --------     --------

   Finished boats                                   $ 99,646     $     --
   Raw materials                                      69,412      143,796
   Work-in-process                                   252,133      475,357
                                                    --------     --------

                                                    $421,191     $619,153
                                                    ========     ========

                                     JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                     Estimated        July 31,       July 29,
                                  Useful Lives            1999           2000
                                  ------------       ---------     ----------

Boat molds                             5 years       $ 822,181     $1,057,437
Leasehold improvements                     (a)         114,659        160,071
Machine and equipment                  5 years          97,804        148,759
Office furniture and equipment         5 years           8,406         10,112
                                       -------       ---------     ----------

                                                     1,043,050      1,376,379
Accumulated depreciation
and amortization                                      (272,821)      (485,917)
                                                     ---------     ----------

                                                     $ 770,229     $  890,462
                                                     =========     ==========

(a) lesser of lease term or 5 years.

5. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

At July 31, 1999 and July 29, 2000, deferred tax assets of approximately $381,000 and $493,000 result almost entirely from net operating loss carryforwards. The Company has recorded 100% valuation allowances against the deferred tax assets at July 31, 1999 and July 29, 2000.

At July 29, 2000, the Company had net operating loss carryforwards of approximately $1,300,000 for income tax purposes. Those losses are available for carryforward for twenty years, and will expire beginning in 2018. Any future significant changes in ownership of the Company may limit the annual utilization of the tax net operating loss carryforwards.

                                     JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

6. DEBT

At July 31, 1999 and July 29, 2000, the Company had the following notes payable:

                                                        July 31,       July 29,
                                                          1999           2000
                                                        --------      ---------

(a) Note payable to Triton (See Note 9);
interest at 10% through January 14, 2003, at
which time principal together with accrued
interest is due. The note is collateralized by
substantially all of the assets of the Company.         $350,000       $350,000

(b) Unsecured note payable to Triton (See Note
9); interest at 12% through November 30, 2000,
at which time principal together with accrued
interest is due.                                              --         44,200

(c) Note payable to Grand Hooker, Inc.
(See Note 9); interest of 12% through
November 30, 2000, at which the time
the principal together with accrued
interest is due.  The note is equal
in all respects as to liquidation
preference to (a) above.                                      --        179,000

Note payable to Triton (See Note 9)                       50,000             --
                                                        --------      ---------

                                                         400,000        573,200

Less current portion                                     (50,000)      (223,200)
                                                        --------      ---------

                                                        $350,000      $ 350,000
                                                        ========      =========

                                     JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================

6. DEBT (CONCLUDED

(a) (a) Triton, at its option, has the right beginning January 14, 1999, the loan's inception, and ending any time prior to the maturity date of January 14, 2003, to convert the principal amount of this note into shares of the Company's Common Stock at the following conversion prices: $.50 per share through January 14, 2000, $.375 per share through January 14, 2001, and $.25 per share through January 14, 2002. If the principal amount of the note has not been previously converted or paid in full on or prior to January 14, 2002, the Company shall issue to Triton, Company Common Stock converted at $.25 per share based on the then principal amount outstanding, and the outstanding balance of the note shall remain due and payable at January 14, 2003. As of July 29, 2000 no portion of the note payable has been converted. In addition, on January 14, 1999, Triton received 500,000 shares of the Company's Common Stock as incentive for this note. Such shares were recorded as additional interest expense of approximately $100,000 during the year ended July 31, 1999.

(b) In connection with this note, on July 24, 2000 the Company issued to Triton warrants to purchase 30,000 shares of the Company's Common Stock at an exercise price of $.50 per share, which expire July 24, 2005. As of July 29, 2000, no warrants have been exercised.

(c) In connection with this note, on June 16, 2000 the Company issued to Grand Hooker, Inc. warrants to purchase 120,000 shares of the Company's Common Stock at an exercise price of $.50 per share, which expire June 16, 2005. As of July 29, 2000, no warrants have been exercised.

Using the Black-Scholes option pricing model, the fair value of the warrants described in (b) and (c) above was calculated as approximately $36,300 with the following assumptions: 46% volatility, 5 year expected life, and a 6% risk-free interest rate. The fair value of the warrants represents a deemed discount of which approximately $9,500 was amortized during the year ended July 29, 2000.

                                     JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

7. CAPITAL STOCK

COMMON STOCK

The Company has authorized 50,000,000 shares of $.001 par value Common Stock. At both July 31, 1999 and July 29, 2000, 4,078,500 shares were issued and outstanding.

At July 31, 1999, and July 29, 2000 the Company has reserved 1,525,000 and 2,020,062 shares of Common Stock for issuance relating to unexpired options and warrants.

Common Stock has one vote per share for the election of directors and all other matters submitted to a vote of stockholders. Shares of common stock do not have cumulative voting, preemptive, redemption or conversion rights.

PREFERRED STOCK

The Company has authorized 5,000,000 shares of $.01 par value preferred stock. Series of preferred stock are as follows:

Series A preferred stock, 500,000 shares designated, 328,000 shares issued and outstanding at July 31, 1999 and July 29, 2000. Dividends are cumulative and accrue quarterly at 10% per annum when and if declared by the Board of Directors. Dividends are payable in shares of Series B preferred stock valued at $1.00 per share. Each share is convertible into three shares of Common Stock of the Company at any time at the option of the holder. In addition, each share will automatically convert into three shares of Common Stock of the Company (a) five years from the date of issue, or (b) at such time as a registration statement registering for sale under the Securities Act of 1933, as amended, the shares of the Company's common stock issuable upon such conversion of Series A preferred convertible is declared effective by the Securities and Exchange Commission. Upon issuance, each share of Series A preferred stock is entitled to one vote for each share of Common Stock into which the Series A preferred stock is convertible.

                                     JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

7. CAPITAL STOCK (CONCLUDED)

The Company may redeem the Series A preferred stock at a price of $1.20 per share upon 120 days written notice to the holders thereof. In the event of liquidation, dissolution or winding up of the Company, Series A preferred stock has rights to the assets of the Company superior to those of Series B and C preferred stock and Common Stock, equal to $1.00 per share of Series A preferred stock.

Series B preferred stock, 500,000 shares designated, 205,000 shares issued and outstanding at July 31, 1999 and July 29, 2000. Rights and privileges of Series B preferred stock are identical to Series A preferred stock, except that Series B preferred stock is subordinate Series A preferred stock.

Series C preferred stock, 1,500,000 shares designated, 744,860 shares issued and outstanding at July 29, 2000. Rights and privileges of Series C preferred stock are identical to Series A preferred stock, except that: (a) Series C preferred stock is subordinate Series A and Series B preferred stock, (b) each share of Series C preferred stock is convertible into two shares of the Common Stock of the Company, and (c) dividends are payable at 8% per annum in Series C preferred stock rather than in shares of Series B preferred stock.

During October 1999, the Company offered for sale up to 1,250,000 shares of Series C preferred stock at a price of $1.00 per share in a private placement. As of July 29, 2000, the Company sold 744,860 shares and received net proceeds of $634,670 ($744,860 less offering expenses of $110,190).

During the year ended July 29, 2000, the Company declared dividends on the preferred stock of approximately $114,100 for the period from November 1998 through July 29, 2000, payable in shares of Series B on Series A and B, and in Series C on shares of Series C preferred stock.

                                     JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

8. NET LOSS PER COMMON SHARE

Net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average shares of common stock and common stock equivalents outstanding during the period.

Options and warrants to purchase 1,525,000 and 2,020,062 shares of Common Stock, and 2,484,000 and 3,973,720 shares of Common Stock issuable upon conversion of Preferred stock were outstanding during 1999 and 2000, but were not included in the computation because the effect would be anti-dilutive.

9. RELATED PARTY TRANSACTIONS

In connection with a lease agreement with its President (Note 10), the Company has been granted a purchase option on its manufacturing facility for a three-year period ending November 1, 2001. The option price is as follows:

a. If option is exercised after November 1, 1999 but prior to November 1, 2000; purchase price is $950,000.
b. If option is exercised after November 1, 2000 but prior to November 1, 2001 purchase price is $1,000,000.

Rent expense for the years ended July 31, 1999 and July 29, 2000 under the Company's lease agreement with its President was approximately $130,000 and $137,000.

As more fully discussed in Note 6, the Company is obligated on notes payable of $350,000 and $50,000 to Triton Holdings International Corp., ("Triton") a stockholder of the Company. The Company is also obligated on a note payable of $200,000 to Grand Hooker, Inc., whose sole-stockholder is a stockholder of Triton.

In addition, the Company has entered into a management agreement with Triton, which is more fully discussed in Note 10.

                                     JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

10. COMMITMENTS AND CONTINGENCIES

The Company leases its facility and certain equipment under non-cancelable operating leases. The approximate future minimum rental payments required under these operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of July 29, 2000, are approximately as follows:

                                                    Future
                                                    Minimum
                                                     Rental
                                                    Payment
                                                   ---------

          2001                                     $177,000
          2002                                       66,000
          2003                                       52,000
                                                   --------

                                                   $295,000
                                                   ========

The Company entered into an employment agreement with its President for his services until October 2003 at an initial base salary of $72,000 per year, plus certain base salary adjustments. The agreement provides for an additional $2,500 per month when the Company has achieved a positive cash flow from operations for three consecutive months and an additional $2,000 per month when the Company has net income from operations for three consecutive months. The agreement may be automatically renewed for up to two successive one-year periods by mutual agreement between the parties, and includes certain non-compete and confidentiality provisions.

Further, the Company also entered into a management agreement with Triton until December 2003. The agreement calls for a payment of $5,000 per month for general business consulting services during the term of the agreement.

                                     JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

10. COMMITMENTS AND CONTINGENCIES (CONCLUDED)

In May 1999, the Company entered into a five-year employment agreement with its Vice President of Sales with 2 one-year renewal options. The Vice President will earn a base salary of $70,000 for the first year, $85,000 for the second year and $100,000 for the third year of the agreement. The board of directors will determine his salary for the fourth and fifth years and any renewal period.

Jupiter 31, Inc., the Company from which JMI purchased certain assets now used to operate its boat manufacturing business, is the subject of tax lien proceedings instituted by the IRS. In addition, Jupiter 31, Inc., failed to satisfy certain financial obligations with other parties which were delinquent. As such, both the IRS and any other creditors of Jupiter 31, Inc., may have rights in the assets of Jupiter 31, Inc., superior to those of the Company. While management of the Company has been informed by the IRS that the liens will be discharged, the Company has not yet received a formal discharge notice.

Although management of the Company believes that neither the IRS nor any potential third party claims exist, there can be no assurance that claims will not be made against the assets.

On July 20, 1999, an individual filed a lawsuit against the Company alleging that the Company was obligated to pay a debt incurred to the individual by Jupiter 31, Inc. The individual seeks the return of $70,000. The Company has been vigorously defending this proceeding, and at this time, cannot opine on the likely outcome. No accrual has been recorded by the Company in the accompanying consolidated financial statements.

On October 4, 1999, Windjet Manufacturing, LLC filed a lawsuit against the Company alleging the negligent storage of its property which resulted in a theft. The Company has settled the matter for $15,000.

                                     JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

11. STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

Under the terms of the Company's November 10, 1998 employment agreement with its President, the President received options to purchase 600,000 shares of the Company's Common Stock as follows: 150,000 shares at $.50 per share, 150,000 shares at $.625 per share, 150,000 shares at $.75 per share, and 150,000 shares at $1.00 per share. The options vest equally and may be exercised over a period of five years ending in October 2003. As of July 29, 2000, options to purchase 200,000 shares (50,000 shares at each exercise price) of Common Stock have vested, and no options have been exercised.

SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each option at the grant date by using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, expected volatility 46%, risk-free interest rate of 6%, expected dividends of 0% and expected life 5 years, resulting in a weighted average fair value of approximately $.19 per share.

Under accounting provisions of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                   July 31,         July 29,
Years Ended                                          1999             2000
-----------                                        ---------        ---------

Net loss applicable to common stockholders

  As reported                                      $(755,617)       $(315,665)
  Pro forma                                         (758,000)        (319,000)

Loss per share - basic and diluted
  As reported                                      $    (.26)       $    (.08)
   Pro forma                                       $    (.26)            (.08)
                                                   =========        =========

                                     JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

11. STOCK OPTIONS AND WARRANTS (CONCLUDED)

STOCK WARRANTS

In connection with a private placement of the Company's Common Stock in March 1999, the Company issued 225,000 warrants to placement agents, each redeemable for one share of Common Stock, at any time during a period of five years ending in February 2004, for $.48 per share.

In connection with a private placement of the Company's Series C preferred stock in October 1999, the Company issued 111,729 warrants to placement agents, each redeemable for one share of Common Stock, at any time during a period of five years ending in October 2004, for $1.20 per share.

In connection with notes payable to totaling $250,000 (See Note 6), the Company issued 120,000 and 30,000 warrants to the note holders, each redeemable for one share of Common Stock, at any time during a period of five years ending in July 2005, for $.50 per share.

As of July 29, 2000, no warrants have been exercised.

12. SUPPLEMENTAL CASH FLOW INFORMATION


                                                          Year ended
                                                  ----------------------------
                                                  July 31,            July 29,
                                                    1999                2000
                                                  --------            --------

SUPPLEMENTAL SCHEDULE OF
  NONCASH ACTIVITIES:

  Cash paid for interest                          $ 31,584            $  5,817
                                                  ========            ========

Common Stock issued for services                  $ 30,000            $     --
Debt reduction in connection with
  issuance of Series A Preferred
  stock                                           $295,000            $     --
Common stock issued in
  connection with note payable                    $100,000            $     --
Preferred stock dividends
  declared and payable in shares of
  Series B and C preferred                        $     --            $114,108
                                                  ========            ========