Form 10QSB
period 2000-10-28
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2000-12-12
CIK 1063154

                                   FORM 10-QSB
(As last amended in Release No. 33-7505, effective January 1,1999, 63 F.R. 9632)

                    U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended  OCTOBER 28, 2000
                                                    ----------------------------

[  ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                             EXCHANGE ACT
        For the transition period from _____________ to _________________
          Commission file number _____________________________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF NOVEMBER 30, 2000, THERE WERE 4,078,500 OUTSTANDING SHARES OF $.001 PAR VALUE COMMON STOCK.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.


PART 1.           FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

         Balance Sheets as of July 28, 2000 and October 28,2000 ..................  3-4

         Statements of Operations for the three months ended October 31, 1999
         and October 28, 2000.....................................................   5

         Statements of Cash Flows for the three months ended October 31, 1999
         and October 28, 2000.....................................................   6

         Notes to consolidated financial statements...............................   7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................................   8

PART II. OTHER INFORMATION

Item 6.  Exhibits and reports on form 8-K.........................................  11



                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                       July 29, 2000 and October 28, 2000


                                                                  JULY 29,         OCTOBER 28,
                                                                    2000              2000
                                                                ----------          ----------
                                                                 (AUDITED)         (UNAUDITED)
ASSETS

Current assets:
        Cash and cash equivalents                               $  372,552          $  444,912
        Accounts receivable                                         17,134              13,779
        Inventory                                                  619,153           1,014,563
        Prepaid expenses                                            34,888              40,381
                                                                ----------          ----------
                    Total current assets                         1,043,727           1,513,635

Property and equipment:
        Boat molds                                               1,057,437           1,077,757
        Leasehold improvements                                     160,071             169,677
        Machinery and equipment                                    148,759             153,601
        Office furniture and equipment                              10,112              22,284
                                                                ----------          ----------
                                                                 1,376,379           1,423,319
        Less accumulated depreciation and amortization             485,917             542,017
                                                                ----------          ----------
                    Property and equipment, net                    890,462             881,302
                                                                ----------          ----------

Deposits and other                                                  35,525              34,674
                                                                ----------          ----------

                    Total assets                                $1,969,714          $2,429,611
                                                                ==========          ==========





           See accompanying notes to consolidated financial statements



                                                                                       JULY 29,            OCTOBER 28,
                                                                                        2000                  2000
                                                                                     -----------           -----------
                                                                                      (AUDITED)            (UNAUDITED)
Liabilities and Stockholders' Equity

Current liabilities:
        Accounts payable                                                                 351,538               311,240
        Accrued expenses                                                                  86,605               101,898
        Customer deposits                                                                 57,471               434,783
        Warranty reserve                                                                  50,209                51,725
        Curent portion of debt                                                           223,200               243,000
                                                                                     -----------           -----------
                    Total current liabilities                                            769,023             1,142,646

Long-term liabilities:
        Accrued interest payable                                                          54,444                73,328
        Debt less current portion                                                        350,000               350,000
                                                                                     -----------           -----------
                    Total liabilities                                                  1,173,467             1,565,974

Stockholders' equity

   Convertible preferred stock, $.01 par value, 5,000,000 shares authorized
     1,277,860 and 1,412,135 aggregate liquidation preference):

        Series A, 328,000 shares issued and outstanding                                      328                   328
        Series B, 205,000 and 259,000 shares issued and outstanding                          205                   259
        Series C, 744,860 and 825,13500 shares issued and outstanding                        745                   825
   Common stock, $.001 par value, 50,000,000 shares authorized
        4,078,500 issued and outstanding                                                   4,079                 4,079
        Additional paid-in capital                                                     2,141,356             2,189,072
        Accumulated deficit                                                           (1,350,466)           (1,330,926)
                                                                                     -----------           -----------
                    Total stockholders' equity                                           796,247               863,637
                                                                                     -----------           -----------
                    Total liabilities and stockholders' equity                       $ 1,969,714           $ 2,429,611
                                                                                     ===========           ===========






           See accompanying notes to consolidated financial statements

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS

        For the Three Months Ended October 31, 1999 and October 28, 2000
                                   (Unaudited)


                                                                THREE MONTHS        THREE MONTHS
                                                                   ENDED               ENDED
                                                               OCTOBER 31, 1999    OCTOBER 28, 2000
                                                             ------------------    -----------------
Net sales                                                       $ 1,212,490           $ 1,789,950

Cost of sales                                                     1,048,070             1,429,584
                                                                -----------           -----------
Gross profit                                                        164,420               360,366

Operating expenses:
        Selling                                                      35,013                33,889
        Advertising                                                   6,848                32,132
        General and administrative                                  129,337               188,634
        Depreciation                                                 46,491                56,100
                                                                -----------           -----------
        Total operating expenses                                    217,689               310,755

        Income (loss) from operations                               (53,269)               49,611

Other income (expenses):
        Interest expense                                             (9,163)              (36,050)
        Other                                                            --                 5,979
                                                                -----------           -----------
Net income (loss) applicable to common stockholders             $   (62,432)          $    19,540
                                                                ===========           ===========
Weighted average number of shares of common
        stock outstanding                                         4,078,500             4,078,500

Net income (loss) per common share - basic and diluted          $     (0.02)          $      0.01
                                                                ===========           ===========





           See accompanying notes to consloidated financial statements

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

        For the Three Months Ended October 31, 1999 and October 28, 2000
                                   (Unaudited)


                                                                        THREE MONTHS           THREE MONTHS
                                                                           ENDED                 ENDED
                                                                      OCTOBER 31, 1999       OCTOBER 28, 2000
                                                                      ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                      $(62,432)          $  19,540
     adjustments to reconcile net income (loss) to
         net cash (used) provided by operating activities:
         Depreciation and amortization                                        46,491              56,100
         Amortization of deemed discount on notes payable                         --              19,800
         Changes in assets and liabilities:
            (Increase) decrease in accounts receivable                       (86,371)              3,355
            (Increase) decrease in inventories                                53,245            (395,410)
            (Increase) decrease in prepaid expenses                          (24,761)             (5,493)
            (Increase) decrease in other assets                                   --                 851
            Increase (decrease) in accounts payable                           72,758             (40,298)
            Decrease (increase) in payroll tax payable                       (33,125)                 --
            Increase in accrued expenses                                      54,841              34,177
            (Decrease) increase in customer deposits                         (60,669)            377,312
            Increase  (decrease) in warranty reserve                           1,324               1,516
                                                                            --------           ---------
                         Net cash (used in) provided by
                           operating activities                              (38,699)             71,450
                                                                            --------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                       (9,832)            (46,940)
                                                                            --------           ---------
                         Net cash used in investing activities                (9,832)            (46,940)
                                                                            --------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
            Net proceeds from sale of preferred stock                             --              47,850
                                                                            --------           ---------
                         Net cash provided by financing activities                --              47,850
                                                                            --------           ---------
                         Net (decrease) increase in cash                     (48,531)             72,360

CASH, beginning of period                                                     59,351             372,552
                                                                            --------           ---------
CASH, end of period                                                         $ 10,820           $ 444,912
                                                                            ========           =========





           See accompanying notes to consolidated financial statements

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three month period ended October 28, 2000 are not necessarily indicative of the results that may be expected for the year ending July 28, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended July 28, 2000.

In order to maintain consistence and comparability between periods presented certain amounts have been reclassified from the previous reported financial statements in order to conform to the financial statements presentation of the current period.

The consolidated financial statements include Jupiter Marine International Holdings, Inc., ("the Company") and its wholly-owned subsidiaries, Jupiter Marine International, Inc. and Phoenix Yacht Corporation. All inter-company balances and transactions have been eliminated.

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

NET SALES

         The Company's net sales increased by $577,460 (or 47.6%) to $1,789,950 for the quarter ended October 28, 2000 as compared to $1,212,490 for the quarter ended October 31, 1999. The sales increase is attributable, in part, to a growing dealer confidence level in our boats. Additionally, our advertising campaign, boating magazine articles and boat show participation has increased the awareness of our product to the retail customer. The average selling price per boat for the first quarter of this year was $105,291 as compared to $80,833 for the same quarter last year. This change is due to the sale of larger more expensive boats in the quarter ended October 28, 2000. Dealer inventory remains relatively low for this time of year and our order backlog is approximately three months.

COST OF SALES

         Cost of sales for the quarter ended October 28, 2000 was $1,429,584 resulting in $360,366 of gross margin or 20.1% of net sales. For the quarter ended October 31, 1999 cost of sales was $1,048,070 and gross margin was $164,420 or 13.6% of net sales. The improvement in gross margin dollars and 6.5% increase in gross margin is due to improved manufacturing efficiencies and reductions in material cost.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $310,755 for the first quarter ended October 28, 2000 compared to $217,689 for the quarter ended October 31, 1999, an increase of $93,066, or 42.8%. This increase is due to higher general and administrative expenses needed to support the increased sales volume and an approximate $25,284 increase in advertising.

         Depreciation and amortization expense increased $9,609 from $46,491 to $56,100 or 21%, due primarily to additional depreciation and amortization on new leaseholds and equipment purchased during the last three quarters of fiscal year ended July 29, 2000 as a result of increased volume.

         Interest expense increased by $26,887 because of the addition of short term borrowings of $200,000 during July, 2000, and due to approximately $20,000 amortization of deemed discount during the first quarter ended October 28, 2000 for warrants issued in connection with notes payable.

LIQUIDITY AND CAPITAL RESOURCES

         The Company, from its inception through the end of the fiscal year 1999, had experienced negative cash flow and met its cash requirements by issuing, through private placements, its common and preferred stock. The Company anticipates that funds received from these sources and cash generated from operations should be sufficient to satisfy the Company's contemplated cash requirements for at least the next 12 months. After such time, the Company anticipates that cash generated from operations will be sufficient to fund its operations, although there can be no assurances that this will be the case.

         Inventories increased by $395,410 at October 28, 2000 compared to July 29, 2000 as a result of higher production, and the inclusion of two finished boats not shipped until November 2000 due to a temporary scheduling conflict. Accounts payable decreased by $40,298 during this same time period due to increased liquidity allowing for faster payment of payables in relation to the inventory build up. Advance payments of approximately $190,000 on the two finished boats in inventory described above contributed to the $247,066 increase in customer deposits. The remaining increase in customer deposits results from the prepayment by dealers of boats in production.

         During the quarter ended October 28, 2000, the Company sold through a private placement, 55,000 shares of Series C Convertible Preferred Stock for $1 per share resulting in proceeds of $47,850, net of expenses.

         The Company does not anticipate any significant purchase of equipment in the near future. The number and level of employees at October 28, 2000 should be adequate to fulfill the production schedule.

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

                                   JUPITER MARINE INTERNATIONAL
                                           HOLDINGS, INC.



Date: December 12, 2000            By: /s/ Carl Herndon
                                       -----------------------------------------
                                       Carl Herndon, Director, CEO and President