Form 10QSB
period 2001-01-27
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2001-03-13
CIK 1063154

                                   FORM 10-QSB
                    (As last amended in Release No. 33-7505, effective January 1, 1999, 63 F.R. 9632)

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 27, 2001
                                                --------------------------------

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                     EXCHANGE ACT

    For the transition period from __________________ to ___________________

                      Commission file number _____________

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

                3391 S.E. 14th Avenue, Port Everglades, FL 33316
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2001, there were 4,169,400 outstanding shares of $.001 par value common stock.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]  No  [X]

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.


                                                                            Page
                                                                            ----
PART 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Balance Sheets as of July 28, 2000 and January 27, 2001              3

         Statements of Operations for the three months and six months
         ended January 31, 2000 and January 27, 2001                          5

         Statements of Cash Flows for the six months ended
         January 31, 2000 and January 27, 2001                                6

         Notes to consolidated financial statements                           7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8

PART II. OTHER INFORMATION

Item 5.  Other Information                                                   11

Item 6.  Exhibits and reports on form 8-K                                    11

                   Jupiter Marine International Holdings, Inc.
                           Consolidated Balance Sheets
                       July 29, 2000 and January 27, 2001


                                                                 July 29,          JANUARY 27,
                                                                   2000                2001
                                                                 (Audited)         (UNAUDITED)
                                                                ----------          ----------
Assets

Current assets:
        Cash and cash equivalents                               $  372,552          $  274,573
        Accounts receivable                                         17,134              18,127
        Inventory                                                  619,153             912,558
        Prepaid expenses                                            34,888              36,985
                                                                ----------          ----------

                    Total current assets                         1,043,727           1,242,243


Property and equipment:
        Boat molds                                               1,057,437           1,160,958
        Leasehold improvements                                     160,071             202,620
        Machinery and equipment                                    148,759             157,431
        Office furniture and equipment                              10,112              39,135
                                                                ----------          ----------
                                                                 1,376,379           1,560,144
        Less accumulated depreciation and amortization             485,917             598,327
                                                                ----------          ----------

                    Property and equipment, net                    890,462             961,817
                                                                ----------          ----------

Deposits and other                                                  35,525              34,695
                                                                ----------          ----------

                    Total assets                                $1,969,714          $2,238,755
                                                                ==========          ==========



           See accompanying notes to consolidated financial statements


                                                                                July 29,            JANUARY 27,
                                                                                  2000                  2001
                                                                               (Audited)            (UNAUDITED)
                                                                               ---------            -----------
Liabilities and Stockholders' Equity

Current liabilities:
        Accounts payable                                                         351,538               275,384
        Accrued expenses                                                          86,605                56,243
        Customer deposits                                                         57,471               523,346
        Warranty reserve                                                          50,209                67,148
        Accrued for litigation loss                                                  --                120,000
        Current portion of debt                                                  223,200                    --
                                                                             -----------           -----------
                    Total current liabilities                                    769,023             1,042,121

Long-term liabilities:
        Accrued interest payable                                                  54,444                62,909
        Debt less current portion                                                350,000               350,000
                                                                             -----------           -----------
                    Total liabilities                                          1,173,467             1,455,030

Stockholders' equity
   Convertible preferred stock, $.001 par value, 5,000,000
     shares authorized $1,277,860 and $1,382,135
     aggregate liquidation preference):
        Series A, 328,000 and 305,000 shares issued and outstanding                  328                   305
        Series B, 205,000 and 252,000 shares issued and outstanding                  205                   252
        Series C, 744,860 and 825,135 shares issued and outstanding                  745                   825
   Common stock, $.001 par value, 50,000,000 shares authorized
        4,078,500 and 4,170,000 issued and outstanding                             4,079                 4,170
        Additional paid-in capital                                             2,141,356             2,189,011
        Accumulated deficit                                                   (1,350,466)           (1,410,838)
                                                                             -----------           -----------
                    Total stockholders' equity                                   796,247               783,725
                                                                             -----------           -----------

                    Total liabilities and stockholders' equity               $ 1,969,714           $ 2,238,755
                                                                             ===========           ===========


           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                    Three Months          THREE MONTHS       Six Months          SIX MONTHS
                                                        Ended                 ENDED             Ended               ENDED
                                                  January 31, 2000     JANUARY 27, 2001   January 31, 2000     JANUARY 27, 2001
                                                  ----------------     ----------------   ----------------     ----------------
Net sales                                            $ 1,073,451         $ 1,748,286         $ 2,285,941         $ 3,538,236

Cost of sales                                            896,689           1,390,090           1,944,759           2,819,674
                                                     -----------         -----------         -----------         -----------

Gross profit                                             176,762             358,196             341,182             718,562

Operating expenses:
        Selling                                           24,594              35,252              59,607              69,141
        Advertising                                       38,283              25,100              45,131              57,232
        General and administrative                       146,527             181,400             287,762             370,034
        Depreciation                                      45,846              56,310              92,337             112,410
                                                     -----------         -----------         -----------         -----------

        Total operating expenses                         255,250             298,062             484,837             608,817

        Income (loss) from operations                    (78,488)             60,134            (143,655)            109,745

Other income (expenses):
        Interest expense                                  (8,750)            (22,232)            (17,913)            (58,282)
        Other                                                 --               2,186                  --               8,165
        Litigation loss                                       --            (120,000)                 --            (120,000)
                                                     -----------         -----------         -----------         -----------

Net loss applicable to common stockholders           $   (87,238)        $   (79,912)        $  (161,568)        $   (60,372)
                                                     ===========         ===========         ===========         ===========
Weighted average number of shares of common
  stock outstanding                                    4,078,500           4,170,000           4,078,500           4,124,250

Net loss per common share - basic and diluted        $     (0.02)        $     (0.02)        $     (0.04)        $     (0.02)
                                                     ===========         ===========         ===========         ===========




           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc.
                      Consolidated Statements of Cash Flows
         For the Six Months Ended January 31, 2000 and January 27, 2001
                                   (Unaudited)



                                                                       Six Months         SIX MONTHS
                                                                          Ended              ENDED
                                                                     January 31, 2000   JANUARY 27, 2001
                                                                     ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $(161,568)          $ (60,372)
     Adjustments to reconcile net loss to
       net cash (used in) provided by operating activities:
         Depreciation and amortization                                    104,880             112,410
         Amortization of deemed discount on notes payable                      --              26,800
         Changes in assets and liabilities:
            (Increase) decrease in accounts receivable                   (104,855)               (993)
            (Increase) decrease in inventories                             28,162            (293,405)
            (Increase) decrease in prepaid expenses                        (9,107)             (2,097)
            (Increase) decrease in other assets                            (4,800)                830
            Increase (decrease) in accounts payable                       139,802             (76,154)
            Decrease (increase) in payroll tax payable                    (33,125)                 --
            Increase (decrease) in accrued expenses                        89,102             (30,362)
            (Decrease) increase in customer deposits                     (121,386)            465,875
            Increase in accrued litigation loss                                --             120,000
            Increase in accrued interest                                       --               8,465
            Increase (decrease) in warranty reserve                         2,625              16,939
                                                                        ---------           ---------

                         Net cash (used in) provided by
                           operating activities                           (70,270)            287,936
                                                                        ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                   (23,477)           (183,765)
                                                                        ---------           ---------

                         Net cash used in investing activities            (23,477)           (183,765)
                                                                        ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Payment of debt                                               (50,000)           (250,000)
            Net proceeds from sale of preferred stock                     227,800              47,850
                                                                        ---------           ---------
                         Net cash provided by (used in)
                           financing activities                           177,800            (202,150)
                                                                        ---------           ---------

                         Net increase (decrease) in cash                   84,053             (97,979)

CASH, beginning of period                                                  59,351             372,552
                                                                        ---------           ---------

CASH, end of period                                                     $ 143,404           $ 274,573
                                                                        =========           =========



           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc
                   Notes to consolidated Financial Statements
                                   (UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 27, 2001 are not necessarily indicative of the results that may be expected for the year ending July 28, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended July 29, 2000.

In order to maintain consistency and comparability between periods presented certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period.

The consolidated financial statements include Jupiter Marine International Holdings, Inc., ("the Company") and its wholly-owned subsidiaries, Jupiter Marine International, Inc. and Phoenix Yacht Corporation. All inter-company balances and transactions have been eliminated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Jupiter Marine International Holdings, Inc. (JMIH), a Florida corporation, is the holding company of Jupiter Marine International, Inc.(JMI), the manufacturer of Jupiter boats, and Phoenix Yacht Corporation ("Phoenix"), which holds the right to use the Phoenix trademark and the molds and tooling for the 34' and 38' Phoenix Convertible Sportfisherman models. JMIH, JMI and Phoenix are collectively referred to as the Company.

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

NET SALES

         The Company's net sales increased by $674,835 (or 62.9%) to $1,748,286 for the quarter ended January 27, 2001 as compared to $1,073,451 for the quarter ended January 31, 2000. For the six months ended January 27, 2001 sales were $3,538,236 compared to $2,285,941 for the six months ended January 31, 2000, an increase of $1,252,295 (or 54.8%). Management believes the Company's reputation for building a high quality and seaworthy boat continues to spread throughout the boating community, which has translated into increased sales. Management also believes the Company's advertising campaign, boating magazine articles and boat show participation has increased the awareness of the Jupiter and Phoenix brands to the retail customer which has resulted in increased sales. During the quarter ended January 27, 2001 the first Phoenix 35 was delivered. The average sales price per boat for the quarter ended January 27, 2001 was $115,745 as compared to $81,873 for the same quarter last year. This change is due to the sale of larger, more expensive boats.

          Dealer inventory remains relatively low for this time of year. Order backlog has been reduced to less than eight weeks due to seasonality, poor economic news reports and condition of the stock market. Management was very pleased with the results of the Miami International Boat Show in February 2001. Dealer participation and consumer acceptance of the Jupiter and Phoenix brand at the show was far greater than anticipated.

COST OF SALES

         Cost of sales for the quarter ended January 27, 2001 were $1,390,090 resulting in gross margin of $358,196 or 20.5% of net sales. For the quarter ended January 31, 2000 cost of sales was $896,689 and gross margin was $176,762 or 16.5% of net sales. For the six months ended January 27, 2001 gross margin was $718,562 of 20.3% of net sales. For the same six months last year gross margin was $341,182 which was 14.9% of net sales. The improvement in gross margin dollars and percentage of net sales is due to improved manufacturing efficiencies, reductions in material cost and to a lesser extent, a sales shift to higher gross margin product.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased $42,812 (16.8%) to $298,062 for the quarter ended January 27, 2001, or 17.0% of net sales, as compared to $255,250, or 23.8% of net sales for the quarter ended January
31, 2000. For the six months ended January 27, 2001 operating expenses were $608,817, or 17.2% of net sales. For same six months of last year operating expenses were $484,837, or 21.2% of net sales. These dollar increases are due to increased spending needed to support the increased sales volume and the introduction of the Phoenix product line. For example, one sales assistant and one customer service representative were added to the payroll as well as increased boat and trade show participation. Advertising expenditures have also increased.

         Depreciation and amortization expense increased $20,072 (21.7%) from $92,337 for the six month period ended January 31, 2000 to $112,410 for the six month period ended January 27, 2001, due to new leaseholds and equipment purchases needed to support the sales increase.

         Interest expense increased by $13,482 for the quarter ended January 27, 2001 because of interest on the of short term borrowings, which were repaid during December 2000, and $7,000 amortization of deemed discount for warrants issued in connection with notes payable issued last year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company, from its inception through the end of fiscal year 1999, had experienced negative cash flow and met its cash requirements by issuing, through private placements, its common and preferred stock. The Company anticipates that funds received from these sources and cash generated from operations should be sufficient to satisfy the Company's contemplated cash requirements for at least the next 12 months. After such time, the Company anticipates that cash generated from operations will be sufficient to fund its operations, although there can be no assurances that this will be the case.

         Inventories increased by $293,405 to $912,558 at January 27, 2001 compared to $619,153 at July 29, 2000 as a result of higher production. Expenditures made for molds and tooling were $183,765 for the six months ended January 27, 2001 as compared to $27,477 for the six months ended January 31, 2000. This increase is primarily due to the initial start-up costs for the Phoenix line. Accounts payable decreased by $76,154 during this same time period due to increased liquidity allowing for faster payment of payables in relation to the inventory build up. Customer deposits increased during the six months ended January 27, 2001 because of deposits made by our customers to secure production slots for the Phoenix 35. Short term notes in the amount of $250,000 were paid off during December 2000.

         During the six months ended January 27, 2001, the Company sold through a private placement, 55,000 shares of Series C Convertible Preferred Stock for $1 per share resulting in proceeds of $47,850, net of expenses.

         The Company does not anticipate any significant purchase of equipment in the near future. The number and level of employees at January 27, 2001 should be adequate to fulfill the production schedule.

         A provision for the final judgement of a lawsuit (see Item 5 of Other Information) in the amount of $120,000 was recorded prior to January 27, 2001. If the Company does not appeal the verdict, payment will be needed to be made in the third quarter.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         On July 20, 1999, Peter Fallon filed a law suit against JMI in Palm Beach County alleging that JMI was obligated to pay a debt incurred by Mr. Fallon by Jupiter 31, Inc. On February 27, 2001, JMI participated in a jury trial in the fifteenth judicial circuit in and for Palm Beach County, Florida. The jury returned a verdict in favor of plaintiff Peter Fallon for the sum of $70,000 plus prejudgment interest from December 2, 1997, in the amount of $22,890 for a total of $92,890. The Court reserves jurisdiction to determine the amount of court costs and attorney's fees awarded to Mr. Fallon. The Company is evaluating its options concerning post-trial appellate issues. JMI would have 30 days from the entry of the final judgment to file an appeal of the verdict. The Company recorded a provision of $120,000 during the quarter ended January 27, 2001 regarding this suit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits required by Item 601 of Requlation S-B

             None

(b)      Reports on Form 8-K

             None

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JUPITER MARINE INTERNATIONAL
                                            HOLDINGS, INC.



Date: March 13, 2001               By: /s/ Carl Herndon
                                       -----------------------------------------
                                       Carl Herndon, Director, CEO and President