Form 10QSB
period 2001-04-28
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2001-06-18
CIK 1063154

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended April 28, 2001
                                                   --------------

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

     Yes  [ ]    No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

                  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 28, 2001, there were 4,170,000 outstanding shares of $.001 par value common stock.

                  Transitional Small Business Disclosure Format (check one):
     Yes  [ ]    No  [X]

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

Part 1.           Financial Information
-------           ---------------------

Item 1.           Consolidated Financial Statements

                  Balance Sheets as of July 29, 2000 and April 28, 2001

                  Statements of Operations for the three months and nine months ended April 30, 2000 and April 28, 2001

                  Statements of Cash Flows for the nine months ended April 30, 2000 and April 28, 2001

                  Notes to consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.          Other Information
--------          -----------------

Item 5.           Other Information

Item 6.           Exhibits and reports on form 8-K

                   Jupiter Marine International Holdings, Inc.
                           Consolidated Balance Sheets

                                                                                  July 29,     April 28,
                                                                                    2000         2001
Assets                                                                            (Audited)   (Unaudited)
Current assets:
        Cash and cash equivalents                                                $  372,552   $  175,096
        Accounts receivable                                                          17,134       38,460
        Inventory                                                                   619,153      791,587
        Prepaid expenses                                                             34,888       43,649
                                                                                 ----------   ----------

                    Total current assets                                          1,043,727    1,048,792


Property and equipment:
        Boat molds                                                                1,057,437    1,182,570
        Leasehold improvements                                                      160,071      227,567
        Machinery and equipment                                                     148,759      157,431
        Office furniture and equipment                                               10,112       39,135
                                                                                 ----------   ----------
                                                                                  1,376,379    1,606,703
        Less accumulated depreciation and amortization                              485,917      661,942
                                                                                 ----------   ----------

                    Property and equipment, net                                     890,462      944,761
                                                                                 ----------   ----------


Deposits and other                                                                   35,525       34,695
                                                                                 ----------   ----------


                    Total assets                                                 $1,969,714   $2,028,248
                                                                                 ==========   ==========

           See accompanying notes to consolidated financial statements


                                                                                    July 29,    April 28,
Liabilities and Stockholders' Equity                                                 2000         2001
                                                                                   (Audited)   (Unaudited)
Current liabilities:
        Accounts payable                                                            351,538        375,400
        Accrued expenses                                                             86,605         65,408
        Customer deposits                                                            57,471        297,633
        Warranty reserve                                                             50,209         64,369
        Litigation note payable                                                          --         66,000
        Current portion of debt                                                     223,200             --
                                                                                -----------    -----------

                    Total current liabilities                                       769,023        868,810

Long-term liabilities:
        Accrued interest payable                                                     54,444         60,826
        Debt less current portion                                                   350,000        350,000
                                                                                -----------    -----------

                    Total liabilities                                             1,173,467      1,279,636
                                                                                -----------    -----------
Stockholders' equity
   Convertible preferred stock, $.001 par value, 5,000,000
     shares authorized $1,277,860 and $1,382,135
     aggregate liquidation preference):
        Series A, 328,000 and 305,000 shares issued and outstanding                     328            305
        Series B, 205,000 and 252,000 shares issued and outstanding                     205            252
        Series C, 744,860 and 825,135 shares issued and outstanding                     745            825
   Common stock, $.001 par value, 50,000,000 shares authorized
        4,078,500 and 4,170,000 issued and outstanding                                4,079          4,170
        Additional paid-in capital                                                2,141,356      2,189,011
        Accumulated deficit                                                      (1,350,466)    (1,445,951)
                                                                                -----------    -----------

                    Total stockholders' equity                                      796,247        748,612


                                                                                -----------    -----------
                    Total liabilities and stockholders' equity                  $ 1,969,714    $ 2,028,248
                                                                                ===========    ===========

        See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                  Three Months      Three Months     Nine Months       Nine Months
                                                                     Ended             Ended            Ended             Ended
                                                                 April 30, 2000    April 28, 2001   April 30, 2000    April 28, 2001
Net sales                                                         $ 1,857,607        $ 1,851,608      $ 4,143,548       $ 5,389,844

Cost of sales                                                       1,540,220          1,498,182        3,484,979         4,317,856
                                                                 ------------      -------------     ------------      ------------

Gross profit                                                          317,387            353,426          658,569         1,071,988

Operating expenses:
        Selling                                                        44,970             79,259          104,577           148,400
        Advertising                                                    20,508             29,847           65,639            87,079
        General and administrative                                    173,345            235,174          449,209           605,208
        Depreciation                                                   56,350             63,615          148,687           176,025
                                                                 ------------      -------------     ------------      ------------

        Total operating expenses                                      295,173            407,895          768,112         1,016,712

        Income (loss) from operations                                  22,214            (54,469)        (109,543)           55,276

Other income (expenses):
        Interest expense                                               (8,750)            (8,751)         (26,663)          (67,033)
        Other                                                              --                107               --             8,272
        Litigation recovery (loss)                                         --             28,000               --           (92,000)
                                                                 ------------      -------------     ------------      ------------

Net loss applicable to common stockholders                        $    13,464        $   (35,113)     $  (136,206)      $   (95,485)
                                                                 ============      =============     ============      ============

Weighted average number of shares of common stock outstanding       4,078,500          4,170,000        4,078,500         4,170,000

Net loss per common share - basic and diluted                     $      0.00        $     (0.01)     $     (0.03)      $     (0.02)
                                                                 ============      =============     ============      ============

           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                              Nine Months        Nine Months
                                                                                 Ended               Ended
                                                                            April 30, 2000      April 28, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  $(136,206)          $ (95,485)
     adjustments to reconcile net loss to
         net cash (used in) provided by operating activities:
         Depreciation and amortization                                           143,646             176,025
         Amortization of deemed discount on notes payable
         Changes in assets and liabilities:
            (Increase) decrease in accounts receivable                           (35,261)            (21,326)
            (Increase) decrease in inventories                                     4,456            (172,434)
            (Increase) decrease in prepaid expenses                                5,635              (8,761)
            (Increase) decrease in other assets                                   (6,510)                830
            Increase (decrease) in accounts payable                              217,029              23,862
            Decrease (increase) in payroll tax payable                           (33,125)                 --
            Increase (decrease) in accrued expenses                               40,852             (21,198)
            (Decrease) increase in customer deposits                            (220,262)            240,163
            Increase in accrued litigation loss                                                       66,000
            Increase in accrued interest                                                               6,382
            Increase  (decrease) in warranty reserve                               5,452              14,160
                                                                             -----------         -----------

                         Net cash (used in) provided by
                           operating activities                                  (14,294)            208,218
                                                                             -----------         -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                         (261,201)           (230,324)
                                                                             -----------         -----------

                         Net cash used in investing activities                  (261,201)           (230,324)
                                                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Payment of debt                                                      (50,000)           (223,200)
            Net proceeds from sale of preferred stock                            545,665              47,850
                                                                             -----------         -----------
                         Net cash provided by (used in)
                           financing activities                                  495,665            (175,350)
                                                                             -----------         -----------

                         Net increase (decrease) in cash                         220,170            (197,456)

CASH, beginning of period                                                         59,351             372,552
                                                                             -----------         -----------

CASH, end of period                                                            $ 279,521           $ 175,096
                                                                             ===========         ===========

           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)


Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 28, 2001, are not necessarily indicative of the results that may be expected for the year ending July 28, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended July 29, 2000.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Jupiter Marine International Holdings, Inc. (JMIH), a Florida corporation, is the holding company of Jupiter Marine International, Inc. (JMI), the manufacturer of Jupiter boats, and Phoenix Yacht Corporation ("Phoenix"), which holds the right to use the Phoenix trademark and the molds and tooling for the 34' and 38' Phoenix Convertible Sportfisherman models. JMIH, JMI and Phoenix are collectively referred to as the Company.

         The Company designs, manufactures and markets a diverse mix of high quality sportfishing boats under the Jupiter and Phoenix names. The Jupiter product line currently consists of three outboard powered center console models: the Classic 31' Open, a 31' Cuddy Cabin and a 27' Console-berth. The Phoenix models include a completely redesigned inboard powered 35' Flybridge Convertible as well as a 38' Flybridge Convertible. The Company's principal offices and manufacturing facilities are located in Port Everglades, Florida. The Company's Web site address is www.jupitermarine.com.

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

Net Sales

         The Company's net sales for the quarter ended April 28, 2001 were $1,851,608, a decrease of $5,999 from the quarter ended April 30, 2000. For the nine months ended April 28, 2001 net sales were $5,389,844 compared to $4,143,548 for the nine months ended April 30, 2000, an increase of $1,246,296 (30.1%). Management believes the Company's reputation for building a high quality and seaworthy boat continues to spread throughout the boating community, which has translated into increased sales for the year to date. Management also believes the Company's advertising campaign, boating magazine articles and boat show participation has increased the awareness of the Jupiter and Phoenix brands to the retail customer which has resulted in increased sales for the year to date.

         The average sales price per boat for the quarter ended April 28,2001 was $168,328 as compared to $132,686 for the same quarter last year. This change is due to the sale of larger, more expensive boats. Sales of the Phoenix boats commenced during the quarter ended January 27, 2001.

          The condition of the United States economy has had an adverse affect on the marine industry as a whole. Management is concerned that this condition may have a negative effect on the Company's business in the future. Dealer inventory of our products remains relatively low for this time of year.

Results of Operations

Cost of Sales

         Cost of sales for the quarter ended April 28, 2001 was $1,498,182 resulting in $353,426 of gross profit or 19.1% of net sales. For the quarter ended April 30, 2000 cost of sales was $1,540,220 and gross profit was $317,387 or 17.1% of net sales. For the nine months ended April 28, 2001 gross profit was $1,071,988 or 19.9% of net sales. For the same nine months last year gross profit was $658,569 or 15.9% of net sales. The improvement in gross profit and percentage of net sales is due to improved manufacturing efficiencies, reductions in material cost and to a lesser extent, a sales shift to higher gross margin product.

Operating Expenses

         Operating expenses increased $112,722 (38.2%) to $407,895 for the quarter ended April 28, 2001, or 22.0% of net sales, as compared to $295,173, or 15.9% of net sales for the quarter ended April 30, 2000. For the nine months ended April 28, 2001 operating expenses were $1,016,712, or 18.9% of net sales, an increase of $248,600 as compared to operating expenses of $768,112, or 18.5% of net sales for the nine month period ended April 30, 2000.

         Operating expense increases are due to increases in: (1) selling expenses; (2) advertising expenses; and (3) general and administrative expenses as further explained below:

         Selling expenses for the quarter ended April 28, 2001 were $79,259 as compared to $44,970 for the quarter ended April 30, 2000. This increase of $34,289 is attributable to the increased spending needed to support the overall increase in sales volume and the introduction of the Phoenix product line. For the nine month period ended April 28, 2001 selling expense increased to $148,400 from $104,577 for the nine month period ended April 30, 2000. This increase of $43,823 is attributed to the increase in spending needed to support the increased sales volume and the introduction of the Phoenix product line.

         Advertising expense for the three month period ended April 28, 2001 increased $9,339 to $29,847 as compared to $20,508 for the three month period ended April 30, 2000. Advertising expense for the nine month period ended April 28, 2001 was $87,079 as compared to $65,639 for the nine month period ended April 30, 2000, an increase of $21,440. The increase in advertising expense is attributable to new advertising for the introduction of the Phoenix line and increased trade show participation.

         General and administrative expenses increased $61,829 to $235,174 for the three month period ended April 28, 2001 as compared to $173,345 for the three month period ended April 30, 2000. General and administrative expenses increased $155,999 to $605,208 for the nine month period ended April 28, 2001 as compared to $449,209 for the nine month period ended April 30, 2000. This increase in general and administrative expenses is attributable to increased sales, the additional personnel that have been hired to support increased overall production, and the introduction of the Phoenix product line.

         Depreciation and amortization expense increased by $7,265 to $63,615 for the three month period ended April 28, 2001 as compared to $56,350 for the three month period ended April 30, 2000. This increase is due to new leasehold improvements and equipment purchases needed to support the sales increase.

Other Income (Expense)

         Interest expense increased by $40,370 for the nine months ended April 28, 2001 because of interest on the of short term borrowings, which were repaid during December 2000, and $7,000 amortization of deemed discount for warrants issued in connection with notes payable issued last year.

         A litigation loss estimate of $120,000 was recorded in the quarter ended January 27, 2001. However, the final settlement was $92,000 resulting in a gain of $28,000 during the quarter ended April 28, 2001. See Part II, Item 5 below for further description.

Liquidity and Capital Resources

         Working capital at April 28, 2001 was $179,982. Accounts payable increased by $23,862 at April 28, 2001 from fiscal year ended July 29, 2000 due to the increase in inventory. Customer deposits increased during the nine months ended April 28, 2001 because of deposits made by our customers to secure production slots for the Phoenix 35. A lawsuit was settled for $92,000 with a $20,000 down payment and a note payable requiring payments of $6,000 per month. The warranty reserve increased by $14,160 compared to last year because of increased sales.

         Inventory increased by $172,434 to $791,587 at April 28, 2001 compared to $619,153 at July 29, 2000 as a result of higher production. Expenditures made for molds and tooling were $230,324 for the nine months ended April 28, 2001 as compared to $261,201 for the nine months ended April 30, 2000 when the Phoenix tooling was initially purchased.

         During the nine months ended April 28, 2001 the Company sold, through a private placement, 55,000 shares of Series C Convertible Preferred Stock for $1 per share resulting in proceeds of $47,850, net of expenses.

         The Company does not anticipate any significant purchase of equipment in the near future. The number and level of employees at April 28, 2001 should be adequate to fulfill the production schedule.

PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION

         On July 20, 1999, Peter Fallon filed a law suit against JMI in Palm Beach County alleging that JMI was obligated to pay a debt Mr. Fallon incurred on behalf of Jupiter 31, Inc. Jupiter 31 is the entity from which JMI purchased the Jupiter molds and tooling. On February 27, 2001, JMI participated in a jury trial in the fifteenth judicial circuit in and for Palm Beach County, Florida. The jury returned a verdict in favor of plaintiff Peter Fallon for the sum of $70,000 plus prejudgment interest from December 2, 1997, in the amount of $22,890 for a total of $92,890. The Company subsequently entered into a Settlement Agreement on March 30, 2001 with Mr. Fallon for $92,000 with a $20,000 down payment and a $6,000 payment per month. The Company recorded a provision of $120,000 during the quarter ended January 27, 2001, which was reduced by $28,000 during the quarter ended April 28, 2001 to the $92,000 total.

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


                                    JUPITER MARINE INTERNATIONAL HOLDINGS, INC.



Date: June 18, 2001                 By: /s/ Carl Herndon
                                       -----------------------------------------
                                       Carl Herndon, Director, CEO and President