Form 10KSB40
period 2001-07-28
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2001-11-13
CIK 1063154

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 28, 2001
                         Commission file number 0-26617

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                   -------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                         Florida                            65-0794113
                         -------                            ----------
            (State or Other Jurisdiction of              (I.R.S. Employer
             Incorporation or Organization)             Identification No.)

                3391 S. E. 14th Avenue, Port Everglades, FL 33316
                -------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (954) 523-8985
                                 --------------
                           (Issuer's Telephone Number)

              Securities registered under Section 12(b) of the Act:

          Title of Each Class Name of Each Exchange on Which Registered
          -------------------------------------------------------------
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

          Title of Each Class Name of Each Exchange on Which Registered
          -------------------------------------------------------------
                                  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year. $6,844,813

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

None.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 9, 2001: 4,143,300 Shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One).  Yes  [ ]    No  [X]

                                Table of Contents

                                                                                                          Page
                                                                                                          ----
PART I

Item 1.       Description of Business............................................................

Item 2.       Description of Property............................................................

Item 3.       Legal Proceedings..................................................................

Item 4        Submission of Matters to a Vote of Security Holders................................

PART II

Item 5.       Market for Common Equity and
              Related Stockholder Matters........................................................

Item 6.       Management's Discussion and Analysis or Plan of Operation..........................

Item 7.       Financial Statements...............................................................

Item 8.       Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure.............................................

PART III

Item 9.       Directors, Executive Officers, Promoters and
              Control Persons; Compliance With Section 16(a)
              of the Exchange Act................................................................

Item 10.      Executive Compensation.............................................................

Item 11.      Security Ownership of Certain Beneficial
              Owners and Management..............................................................

Item 12.      Certain Relationships and Related Transactions.....................................

Item 13.      Exhibits, List and Reports on Form 8-K.............................................

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business

         Jupiter Marine International Holdings, Inc. (JMIH), a Florida corporation, was incorporated on May 19, 1998. On May 26, 1998, JMIH acquired all of the outstanding shares of common stock of Jupiter Marine International, Inc. (JMI), a boat manufacturing company, which was incorporated under the laws of the State of Florida on November 7, 1997. On February 17, 2000 JMIH purchased certain of the assets of Phoenix Marine International, Inc. JMIH formed a new wholly owned subsidiary, Phoenix Yacht Corporation (Phoenix) to hold these assets. JMIH, JMI and Phoenix will sometimes be collectively referred to as the "Company". The Company's principal offices and manufacturing facilities are located in Port Everglades, Florida. The Company's web site address is www.jupitermarine.com.

         The Company designs, manufactures and markets a diverse mix of high quality sportfishing boats under the Jupiter and Phoenix names. The Jupiter product line currently consists of four outboard powered center console models: the classic 31' Open, a 31' Cuddy Cabin, a 27' Open and a 27' Console-berth model. The Phoenix models include a completely redesigned inboard powered 35 foot Flybridge Convertible as well as a 38 foot Flybridge Convertible.

Products

         THE JUPITER LINE

         The sales prices for the Jupiter 31 models range from $84,990 to $129,970 and from $51,490 to $97,970 for the Jupiter 27. Optional equipment specified by the customer is additional. The Company provides each boat purchaser with a limited lifetime hull structure warranty and a 12 month warranty on any other part manufactured by the Company.

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

         27' Open Center Console

         The 27' Open is the same concept as the 31' Open except in a smaller, less expensive model. It's designed as an entry level boat at attractive pricing. This model features an integrated engine mounting platform, above deck livewell and transom door The 27' Open was added to the line in order to enable the entry level buyer to acquire a Jupiter boat at an affordable price.

         27' Center Console-berth

         The 27' Center Console-berth model includes a very unique 6'2" berth built into the console compartment, which is ideal for overnight stays, plus all of the features of the 27' Open.

         THE PHOENIX LINE

         While Phoenix boats are suitable for many different purposes, they are primarily used for fishing and fishing related activities. The Phoenix models also serve as excellent cruising vessels. The Phoenix 35 sells from $339,490 to $384,460. Optional equipment specified by the customer is additional. The Company provides each boat purchaser with a limited lifetime hull structure warranty and a 12-month warranty on any other part manufactured by the Company.

         35' Flybridge Convertible

         The 35' is designed for the sportfisherman who refuse to compromise between cruisability and fishability. This new 35' is equally at home fishing the tournaments or cruising around. This boat is the perfect size to provide all the necessary comforts and conveniences without the expense of redundancy. The full-size galley features Corain countertops, a stainless sink, refrigerator/freezer, stove, convection oven, and large cabinets with plenty of storage. Additional features include VDO instrumentation, Hynautic steering, Panish controls and lockable storage cabinets. Standard fishing features include rod holders, transom door and gate, tackle drawers, cockpit coaming, fresh and saltwater washdown outlets, recirculating livewell, insulated fishbox, and rod storage.

         38' Flybridge Convertible

         The 38' Flybridge is scheduled to undergo design and engineering changes and will be introduced into production when these changes are made.

Manufacturing

         The Company's manufacturing plant is set up with three full-length assembly lines. Each line operates at a rate that is determined by sales and demand. It is Management's intent that each assembly line run at a consistent line rate so that the workstations become repetitive and components can be assembled in quantity more efficiently. A line rate can generally be increased or decreased by simply adding or subtracting workers and material on the line.

         Current production capacity is sufficient to accommodate approximately 16 boats in various stages of construction at any one time. Construction of a Jupiter model, depending on size, takes approximately four weeks to complete while a Phoenix model takes approximately 12 weeks to complete.

         The Company built 58 boats during fiscal year 2001, which was approximately 60% of capacity. In order to reach capacity the Company would need to add new models to its line and hire additional employees, both skilled and unskilled. Should the production capacity be reached, the Company believes it could then further expand its manufacturing capacity by adding additional plant space, equipment and tooling.

         The manufacturing process consists of two phases. The first phase of manufacturing involves creating the hulls and decks of the boats. This is accomplished by the hand "laying-up" (taking sheets of fiberglass material and laying them in place along the bottom and up the hull of a boat) of vinylester blended resins and high quality stitched, bi-directional and tri-directional fiberglass material over a foam core in the molds. Bi-directional fiberglass is a fabric type material that is made of fiberglass strands and distributed in rolls, much the same as cotton fabrics. There are many types and styles of fiberglass cloth, the most common being bi-directional, which means the structural strands of material are woven in two directions normally at right angles to each other. Tri-directional fiberglass is basically the same material as bi-directional fiberglass with the difference being that the structural strands of fiberglass are woven or knitted in three different directions in a variety of combinations.

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

         The marketing of boats to retail customers is the direct responsibility of authorized dealers, whose efforts are supplemented by the Company through advertising in boating magazines and participation in boat shows. The Company`s dealers are located in the United States along the East Coast and Gulf of Mexico, as well as Puerto Rico. These dealers are not exclusive to the Company and may carry the boats of other companies. The Company uses discretion in locating new dealers in an effort to protect the interests of the existing dealers. The Company normally does not manufacture boats for inventory. Most boats are pre-sold to a dealer when entering the production line. The Company currently has agreements with 15 domestic boat dealers compared to 11 in fiscal 2000. The Company is in the process of seeking additional qualified boat retailers to act as dealers.

         The Company sells all of its boats through retail dealers primarily on a cash-on-delivery basis. However, approximately 34% of Company shipments are made pursuant to commercial dealer floor plan financing programs in which the Company participates on behalf of its dealers. Under these arrangements, a dealer establishes lines of credit with one or more third-party lenders for the purchase of showroom inventory. When a dealer purchases a boat pursuant to a floor plan arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat, net of shipping charges, directly to the Company.

         The Jupiter line competes directly with the following manufacturers in its market segment: Intrepid Powerboats, Inc., Contender Boats, Inc., Grady-White Boats, Pursuit, a Division of S2 Yachts, and Regulator. The Phoenix model competes with similar models of Cabo Yachts, Inc., Egg Harbor Yacht Company and Riviera.

Employees

         Paychex Business Solutions has been engaged by JMIH to provide all personnel and human resource management services. The Company employs approximately 56 full-time personnel at its manufacturing facility, including seven administrative and executive personnel. The agreement with Paychex may be terminated upon 30 days written notice. Management believes its relationship with its employees is good and does not foresee any difficulties in hiring additional employees.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases a 32,140 square foot facility located at 3391 S.E. 14th Avenue, Port Everglades, Florida. The facility maintains the Company's boat manufacturing operation and executive offices. The Company leases the facility from Carl Herndon, the Company's President, Chief Executive Officer and Director. The lease agreement requires the Company to pay monthly lease payments of approximately $12,403 per month plus applicable real estate and sales taxes. The lease was renewed on July 28, 2001 for an additional five years or through July 2006. The renewed lease requires the Company to pay monthly lease payments of $14,383 per month plus applicable real estate and sales taxes. The lease payments are subject to a 5% annual increase The Company has an exclusive option to purchase the facility during certain periods until September 30, 2003 at a price between $1,250,000 and $1,500,000.

         Two additional buildings of 6,250 and 3,240 square feet, which are located next to the main manufacturing facility, were leased from an independent lessor. The monthly rent for these buildings is $3,418 and $1,955. The leases expire on March 31, 2003 and July 31, 2003.

ITEM 3.  LEGAL PROCEEDINGS

         There are no significant material legal proceedings filed, or to the Company's knowledge, threatened against the Company.

         Jupiter 31, Inc., the company from which JMI purchased certain assets now used to operated its boat manufacturing business, failed to satisfy certain financial obligations with other parties which were delinquent. On July 20, 1999, Peter Fallon filed a lawsuit against the Company in Palm Beach County alleging that the Company was obligated to pay a debt incurred to Mr. Fallon by Jupiter 31, Inc. On February 27, 2001 JMI participated in a jury trail in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The Jury returned a verdict in favor of Mr. Fallon. The Company reached a financial settlement with Mr. Fallon to resolve the entire judgment in the amount of $92,000, including the issue of attorney fees, to be paid over 12 months. The Company is current on its settlement payment.

         On October 4, 1999, Windjet Manufacturing, LLC filed a lawsuit against the Company alleging the negligent storage of its property which resulted in a theft. The Company settled the suit for $15,000 in November 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity

         The Company's common stock was approved for quotation on the Over the Counter Bulletin Board (OTCBB) on October 12, 2000. Prior to October 12, 2000, the Company's common stock was not publicly traded. The following table sets forth the high and low bid quotations for the Company's common stock as traded on the OTCBB for the periods indicated. The Company's common stock is thinly traded and transactions are sporadic. On November 9, 2001 the trading price of the Company's common stock was $.15. Quotations, as supplied by Interactive Data, reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

Period                                                    High             Low
------                                                    ----             ---

Quarter ended December 31, 2000                           $.48             $.48
Quarter ended March 31, 2000                              $.48             $.48
Quarter ended June 30, 2001                               $.48             $.48
Quarter ended September 30, 2001                          $.48             $.25

         As of the date of this report there are approximately 101 holders of record of the Company's common stock.

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

Related Stockholder Matters

         During the year ended July 29, 2001 the Company issued the following equity securities:

         From August 1, 2000 to November 30, 2000 the Company sold 55,000 shares of Series C Preferred Stock at $1.00 per share to 3 accredited investors. The Company received net proceeds approximately of $47,850. The Series C Preferred shares are entitled to annual 8% cumulative dividends. Each Series C Preferred share is convertible into two shares of the Company's common stock. The Company believes that this offering was conducted in accordance with Rule 506 of Regulation D under the Securities Act. In connection with this offering, Sterling Financial acted as placement agent and received commissions of approximately $7,150.

         During the year ended July 28, 2001, the Company issued, as stock dividends, 132,350 shares of Series B Preferred Stock and 54,409 shares of Series C Preferred Stock.

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

Results of Operations

Net Sales
---------

         The Company's net sales increased by $920,689 (or 15.5%) to $6,844,813 for the fiscal year ended July 28, 2001 as compared to $5,924,124 for the fiscal year ended July 29, 2000. The average sales price per boat also increased to $115,218 in fiscal year 2001 as compared to $87,119 in fiscal year 2000, with 58 boats sold in fiscal 2001 compared to 68 in fiscal 2000. This increase in average selling price is due to the introduction of the Phoenix '35 during the second quarter of fiscal year 2001. While customer acceptance of the Jupiter and Phoenix product continues to remain very strong, at July 28, 2001 dealer inventory was relatively low. In addition, with the uncertain economy and the recent terrorist attacks Company dealers have been very cautious on boat orders. Consequently, order backlog has decreased significantly to a range of approximately 2 to 3 months at and subsequent to July 28, 2001 compared to approximately 3 to 4 months at July 29, 2000.

Cost of Sales
-------------

         Cost of sales for the year ended July 28, 2001 was $5,691,867 resulting in $1,152,946 of gross margin or 16.8% of net sales. For the year ended July 29, 2000 cost of sales was $4,953,374 and gross margin was $970,750 or 16.4% of net sales. During the first nine months of fiscal year 2001 gross margin averaged approximately 19.9%. This increase in gross margin was due sales of higher gross margin product and an overall improvement in labor efficiency. During the last half of fiscal 2001 the Company incurred normal start up inefficiencies related to the production of the Phoenix 35. In addition, during the fourth quarter of fiscal year 2001, the Company concentrated production on the Jupiter 27, which has a lower gross margin. This was done to allow the Jupiter 31 to be removed from production for tooling enhancements for the 2002 model year.

         The Company is continuing to make tooling modifications that should reduce production time while enhancing the overall appearance of the Jupiter and Phoenix product.

Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general and administrative expenses were $1,030,916 for the fiscal year ended July 28, 2001 compared to $899,372 for the fiscal year ended July 29, 2000, an increase of $131,544 or 14.6%. This increase is attributable to an increase in boat show participation , more administrative personnel, a new computer system and additional legal expenses. Exhibiting the Phoenix 35 for the first time and participation in more boat shows added approximately $41,000 to selling expenses this year compared to last year. A sales assistant and a scheduling manager were added to the staff during fiscal year 2001. These staff additions, plus normal salary increases, increased salary expenses by approximately $54,000. A new manufacturing and accounting computer system was installed during fiscal year 2001. The program support and training expenses for this system amounted to approximately $8,000 for the year. Finally, legal expenses increased by approximately $21,000 from fiscal 2000 to 2001, primarily due to the defense and settlement of a lawsuit.

         The Company incurred litigation losses of $107,000 during the fiscal year 2001. The Company settled a claim made against Jupiter 31, Inc., a predecessor company, for $92,000 in February 2001. In addition, the Company settled a negligence claim for $15,000 in November 2000. See Item 3. Legal Proceedings.

Interest expense
----------------

         Interest expense increased by $15,944, from $59,839 in fiscal year 2000 to $75,783 in fiscal 2001due to the amortization of approximately $9,500 of deemed discount compared to approximately $26,800 in fiscal 2001, for warrants issued in fiscal 2000 in connection with two notes payable.

Liquidity and Capital Resources

         Net cash provided by operating activities was $186,897 in fiscal 2001, as compared with cash used in operating activities of $188,140 in fiscal 2000. Inventories increased by $279,515 for the year ended July 28, 2001 as a result of inventory required to support the production of the Phoenix 35. Accounts payable increased due to the increase in inventory. Customer deposits increased by $479,657 because of deposit made by dealers for Phoenix 35 production.

         The Company spent $284,231 for the purchase of property and equipment in fiscal 2001 as compared with $333,329 in fiscal 2000. Fiscal 2001 capital expenditures included $158,489 primarily for new Phoenix molds. $87,599 was spent for leasehold improvements, primarily for a partial roof replacement. $29,471 was spent for a new computer system.

         Debt of $250,000 was repaid during fiscal year 2001. During fiscal year 2001 the Company issued 55,000 shares of Series C Convertible Preferred Stock and raised net proceeds of $47,850. These shares are entitled to receive cumulative dividends at the annual rate of 8% and are convertible into 2 shares of the Company's common stock. During fiscal year 2000 the Company raised net proceeds of $634,670 through the sale of Series C Convertible Preferred Stock.

         During the years ended July 29, 2000 and July 29, 2001, the Company had sales to two dealers representing 22% and 24% of 2000 net sales, and 19% and 25% of 2001 net sales.

         The Company, from its inception, has experienced poor cash flows and has meet its cash requirements by issuing, through private placements, its common and preferred stock. In addition, the Company has met its financial obligations through third party loans. See accompanying Report of Independent Certified Public Accountants on page F-2, in which the Company's auditors noted that due to the Company's recurring losses from operations, substantial doubt has been raised about the Company's ability to continue as a going concern. The Company is presently in discussions with a financial institution to raise additional debt financing of approximately $250,000. While management expects this loan to close before November 30, 2001, there can be no assurance the closing will occur or that other financing can be obtained on favorable terms. In addition to the additional funds from this loan, management has the ability to reduce certain marketing and administrative costs, if necessary, in order to maintain adequate liquidity. The Company believes the loan proceeds, if obtained, will be adequate to fund its on-going operations. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining the additional debt financing. While pursuing the loan, the Company must continue to operate on limited cash flow generated internally.

         The Company does not anticipate any significant purchases of equipment during fiscal year 2002. Additionally, the number and level of employees at July 28, 2001 should be adequate to fulfill the anticipated production schedule.

Recent Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). SFAS 133, as amended by SFAS 137, is effective in all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS 133 did not have a material impact on the Company's financial condition or results of operations.

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

         In June 2001, the FASB finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS
142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company's previous business combinations were accounted for using the purchase method. The impact of the adoption of SFAS 141 and SFAS 142 on the Company's financial position and results of operations is not expected to be material.

         In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The impact of adoption of SFAS 144 on the Company's financial position and results of operations is not expected to be material.

ITEM 7.  FINANCIAL STATEMENTS

         See the financial statements listed in the accompanying index to the Financial Statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         On August 31, 2000, the Company decided not to retain Keefe, McCullough & Co., LLP as independent auditors to perform the necessary audit for the fiscal year ended July 29, 2000. The decision was recommended by the Company's Board of Directors. Keefe, McCullough & Co., LLP reports on the Company's financial statements for the periods in which they were engaged as principal accountants did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The reports did contain a modification as to an uncertainty relating to a going concern. During the two most recent fiscal years and interim period prior to August 31, 2000, there were no disagreements with Keefe, McCullough & Co., LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

         The Company retained BDO Seidman, LLP as its independent auditor for the fiscal year ended July 29, 2000 and fiscal year ended July 28, 2001. There have been no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

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

Name                                        Age                      Position Held
----                                        ---                      -------------
Carl Herndon, Sr.                           62                   Director, President and Chief Executive Officer

Lawrence S. Tierney                         55                   Director, Vice President and Chief Financial
                                                                 Officer and Secretary

Carl Herndon, Jr.                           35                   Vice President Sales & Marketing

Carlo Corzine                               42                   Director


Key Employee
------------

Paul Douglas                                57                   JMI Production Manager

         Carl Herndon, Sr. - Mr. Herndon has been president, chief executive officer and a director of JMIH since its inception on May 19, 1998. Mr. Herndon has also served as president, chief executive officer and a director of JMI since May 15, 1998. Between 1973 and 1997, Mr. Herndon was president, chief executive officer, director and sole shareholder of Blackfin Yacht Corporation, a Fort Lauderdale, Florida based designer, manufacturer and seller of sportfishing boats. Between 1993 and 1995, Mr. Herndon was president and chief executive officer of Bertram Yacht Corporation in Miami, Florida. During Mr. Herndon's tenure as officer and director of Blackfin, Blackfin filed for Chapter 11 Bankruptcy Reorganization protection. The bankruptcy proceeding was subsequently converted to a Chapter 7 proceeding. Carl Herndon is the father of Carl Herndon, Jr., the vice president of sales and marketing of JMI.

         Lawrence Tierney - On July 27, 2001 Mr. Tierney joined JMIH as vice president, chief financial officer and secretary of the Company. Mr. Tierney has served JMIH as a director and consultant since January 1999. From April 1997 to

July 2001, Mr. Tierney was the owner of Aamco Transmissions of Plant City, Florida. From March 1995 to March 1997, Mr. Tierney was chief financial officer of MAKO Marine International, Inc., a manufacturer of high quality offshore fishing boats. From June of 1993 to March of 1995, Mr. Tierney served as chief financial officer of Chris Craft Boats, a wholly owned subsidiary of Outboard Marine Corporation (OMC) a full line manufacturer of power boats. From June 1991 to June 1993, Mr. Tierney held the position of chief operating officer of Chris Craft Boats. From August 1986 to June 1991, Mr. Tierney was senior vice president of finance for Chris Craft. Mr. Tierney is a certified public accountant.

         Carl Herndon, Jr. - Mr. Herndon joined the Company in June 1998 as Vice President of Sales. He is the son of Carl Herndon and has spent all of his adult life working in the marine industry. Mr. Herndon started his career at Blackfin Yacht Corporation, right after high school, working on the shop floor. He progressed through the ranks as Plant Foreman, Purchasing Manager and ultimately Plant Manager. Mr. Herndon has hands on experience in all aspects of fiberglass boat manufacturing. Mr. Herndon then transferred over to the sales side of the business as National Sales Manager for Blackfin where he displayed a natural talent for sales and marketing. He was then promoted to Vice President of sales and was instrumental in doubling Blackfin's dealer base which contributed to record sales. He was then promoted to Chief Operating Officer and was responsible for sales, production and purchasing.

         Carlo Corzine - Mr. Corzine joined the board of JMIH as a director in February 2001. Since November of 1998 Mr. Corzine has been syndicate manager for Sterling Financial Investment Group, Inc. From May 1996 to November 1998, Mr. Corzine owned and managed securities franchises. Mr. Corzine has worked in senior positions within the securities industry as an investment banker, syndicate manager and broker since January 1988. From 1983 through 1988, Mr. Corzine was employed as an account manager with Automatic Data Processing in its accounting division. Mr. Corzine has been appointed to the board of JMIH under a right to designate a member of JMIH's board held by Sterling Financial Investment Group, Inc. This right was given to Sterling Financial Investment Group, Inc. for serving as JMIH's Private Placement Agent in a private placement of JMIH's Series C Preferred stock.

         Paul Douglas - Mr. Douglas has been the plant manager for JMI since May of 1998. From March 1987 to July 1996, Mr. Douglas was facilities/maintenance foreman for Blackfin Yacht Corporation. From 1980 to 1987, Mr. Douglas was maintenance craftsman, first class and acting foreman for special projects for Tracor Marine. He is also a retired U.S. Navy Chief.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been complied with for the period which this proxy relates.

ITEM 10.    EXECUTIVE COMPENSATION

         The following table sets forth information relating to the compensation paid by the Company during the last three fiscal years to: the Company's President and Chief Executive Officer; and each of the Company's executive officers who earned more than $100,000 during any fiscal year. The table does not include 850,000 shares of Common Stock of the Company issued to Mr. Herndon as founder's shares in May 1998 with a value of $850 which accounts for Mr. Herndon's compensation from inception (May 1998) through July 1998.

                                                           SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------------------
                                         Annual Compensation                             Long-Term Compensation
-------------------------------------------------------------------------------------------------------------------------------
                                                                                    Awards                    Payouts
-------------------------------------------------------------------------------------------------------------------------------
                                                                                         Securities
                                                                 Other                     Under-
                                                                Annual      Restricted      Lying
    Name and Principal                                          Compen-       Stock       Options/       LTIP       All Other
         Position            Year      Salary     Bonus         sation       Award(s)       SARs       Payouts    Compensation
                                                                  ($)          ($)           (#)         ($)           ($)
-------------------------------------------------------------------------------------------------------------------------------
Carl Herndon, Sr.            8/00-
Director, CEO and President  7/01     $135,424
-------------------------------------------------------------------------------------------------------------------------------

                             8/99-
                             7/00     $120,114
-------------------------------------------------------------------------------------------------------------------------------

                             8/98-
                             7/99     $ 61,734
-------------------------------------------------------------------------------------------------------------------------------

Stock Option and SAR Issuances

       The Company had issued to Carl Herndon, Sr. options to purchase 600,000 shares of Common Stock during fiscal year 1999. The exercise period of these options were extended to July 27, 2006 from November 10, 2003 during fiscal year 2001. The Company did not issue any options or SAR during fiscal year 2001 to Mr. Hendon.

--------------------------------------------------------------------------------------------------------------------
                                       Number of
                                       Shares of
                                      Common Stock   Percentage of
                                       Underlying    Total Options
               Name                     Options         Granted         Exercise Price        Expiration Date
--------------------------------------------------------------------------------------------------------------------
Carl Herndon, Sr., Director,                0                0                 0
President and CEO
--------------------------------------------------------------------------------------------------------------------

Option Exercises and Holdings

       The following table sets forth information with respect to the exercise of options to purchase shares of JMIH's common stock during the period from August 1, 1999 through July 28, 2001, of each person named in the Summary Compensation Table and the unexercised options held as of the end of this period.

                           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                                  OPTION/SAR VALUES
--------------------------------------------------------------------------------------------------------------------


                                                                           Number of
                                                                          Securities              Value Of
                                                                          Underlying            Unexercised
                                                                          Unexercised           In-The-Money
                                                                         Options/SARs           Options/SARs
                                                                      At Fiscal Year-End      At Fiscal Year-
                                         Shares            Value              (#)                 End ($)
                                      Acquired On        Realized        Exercisable/           Exercisable/
               Name                   Exercise (#)          ($)          Unexercisable         Unexercisable
--------------------------------------------------------------------------------------------------------------------
Carl Herndon, Sr., Director,               N/A              N/A            600,000/0               -0-/-0-
President and CEO
--------------------------------------------------------------------------------------------------------------------

Compensation of Directors

         Members of the Company's Board of Directors are not compensated for their service on the Board.

Employment Agreements

         Carl Herndon, Sr., CEO. On July 27, 2001, JMIH entered into a new five-year employment agreement with Mr. Herndon with two one year renewal options. The agreement obligates Mr. Herndon to devote all his time to supervising, designing and manufacturing boats as president and chief executive officer of the Company. Mr. Herndon will earn an initial base salary of $175,000 per year. Such base salary shall automatically increase by five percent each year unless additional increases are authorized. Mr. Herndon's shall also receive, as additional compensation a bonus based on the Company's pre tax profit (as defined). The terms of the employment agreement included an extension of the term of Mr. Herndon's options to purchase 600,000 shares of common stock of the Company at prices between $.50 and $1.00 per share from November 10, 2003 to July 26, 2006. In addition, the vesting of such options was accelerated from vesting equally over the original five year term to immediate vesting. The employment agreement includes non-compete and confidentiality provisions.

         Lawrence Tierney, CFO. On July 27, 2001, JMIH entered into a five-year employment agreement with Lawrence Tierney with two one-year renewal options. The agreement obligates Mr. Tierney to devote all his time to supervising the financial and administrative functions of the Company's as Vice President and Chief Financial Officer. Mr. Tierney will earn an initial base salary of $100,000 per year. Such base salary shall automatically increase by five percent each year unless additional increases are authorized. Mr. Tierney shall also receive, as additional compensation a bonus based on the Company's pre tax profit (as defined). The employment agreement also entitles Mr. Tierney to an aggregate of options to purchase 250,000 shares of common stock of the Company at prices between $.50 and $1.00 per share over a period of five years from July 27, 2001. The employment agreement includes non-compete and confidentiality provisions.

         Carl Herndon, Jr., Vice President of Sales and Marketing. On July 27, 2001, JMIH entered into a new five-year employment agreement with Carl Herndon, Jr. with two one-year renewal options. The agreement obligates Mr. Herndon to devote all his time to supervising the sales and marketing functions of the Company's as Vice President of Sales and Marketing. Mr. Herndon will earn an initial base salary of $100,000 per year. Such base salary shall automatically increase by five percent each year unless additional increases are authorized. Mr. Herndon shall also receive, as additional compensation a bonus based on the Company's pre tax profit (as defined). The employment agreement also entitles Mr. Herndon to an aggregate of options to purchase 250,000 shares of common stock of the Company at prices between $.50 and $1.00 per share over a period of five years from July 27, 2001. The employment agreement includes non-compete and confidentiality provisions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the Company's common stock beneficially owned on July 28, 2001 by: (1) each shareholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding common stock, (2) each of the Company's executive officers and directors, and (3) all executive officers and directors as a group. Unless otherwise disclosed, the address for the shareholders below is 3391 S.W. 14th Avenue, Port Everglades, Florida 33316. On November 9, 2001, there were approximately 4,143,300 shares of Company common stock, par value $.001 (the "Common Stock"), outstanding.

This is not including:

         o An aggregate of 1,100,000 shares of Common Stock issuable upon the exercise of options;

         o 945,000 shares of Common Stock issuable upon the conversion of 315,000 shares of the Company's Series A Preferred Stock;

         o 986,250 shares of Common Stock issuable upon the conversion of 328, 750 shares of the Company's Series B Preferred Stock;

         o 885,000 shares of Common Stock issuable upon the conversion of 295,000 shares of the Company's Series B Preferred Stock which underlie certain options exercisable at $1.00;

         o 1,708,538 shares of Common Stock issuable upon conversion of 854,269 shares of Series C Preferred Stock; and

         o 150,000 shares of Common Stock issuable upon the exercise of warrants granted to the holders of two short term notes.

                                                Number of Beneficially              Percentage of Outstanding
Name                                                  Owned Shares                  Shares Beneficially Owned
----                                                  ------------                  -------------------------
Carl Herndon
3391 S.W. 14th Avenue
Port Everglades, FL 33316                              1,496,875 (1)                         31.2%

Carl Herndon, Jr.                                        428,125 (2)                          9.7%

Triton Holdings International Corp.
700 S. Federal Highway, Suite 200
Boca Raton, FL 33433                                   2,062,000 (3)                         37.0%

Donald B. Gasgarth
714 S.E. 8th Court
Delray Beach, FL 33483                                 2,641,000 (4)                         42.5%

Jeffrey K. Zwitter
6680 Serena Lane
Boca Raton, FL 33432                                   2,134,750 (5)                         37.4%

Four M International, Inc.
1980 Poison Oak, # 1850
Houston, TX 77004                                        337,500 (6)                          7.5%

Alan Lyons
2521 Vestal Parkway East
Vestal, NY 13850                                         337,500 (7)                          7.8%

Carlo Corzine                                              5,000                               .1%

Lawrence Tierney                                         300,000 (8)                          6.8%

Officers and Directors as a Group                      2,230,000 (1)(2)(8)                   41.5%
(4 persons)

----------------
(1)      Mr. Herndon is an officer and director of both JMI and JMIH. Includes
         (i) 46,875 shares of Common Stock issuable upon the conversion of 12,500 shares of Series A Convertible Preferred Stock and 3,125 shares of Series B Preferred Stock, and (ii) 600,000 shares of Common Stock issuable upon the exercise of options at exercise prices between $.50 and $1.00 per share expiring July 27, 2006.

(2) Carl Herndon, Jr. is Mr. Herndon's son and is JMI's Vice President of Sales and Marketing. Includes 28,125 shares of Common Stock issuable upon the conversion of 7,500 shares of Series A Convertible Preferred Stock and 1,875 shares of Series B Convertible Preferred Stock and 250,000 shares of Common Stock issuable upon the exercise of options at exercise prices between $.50 and $1.00 per share expiring July 27, 2006.

(3) Mr. Gasgarth and Mr. Zwitter, principal shareholders of JMIH, are also principal shareholders and Directors of Triton Holdings International Corp. ("Triton"). Includes (i) up to 1,400,000 shares of Common Stock that may be issued upon conversion of the Triton Note, (ii) 30,000 warrants to purchase shares at $.50 per share; (iii) 66,000 shares of Common Stock owned by Mr. Gasgarth; and (iv) 66,000 shares owned by Mr. Zwitter.

(4) Includes: (i) 375,000 shares of Common Stock issuable upon the conversion of 100,000 shares of Series A Convertible Preferred Stock and 25,000 shares of Series B Convertible Preferred Stock of the Company, (ii) 300,000 shares of Common Stock issuable upon the exercise of warrants to purchase 100,000 Series B Convertible Preferred Stock at $1.00 until November, 2004, subsequently convertible into Common Stock at a 3:1 ratio, , (iii) 500,000 shares of Common Stock owned by Triton in which Mr. Gasgarth is a principal shareholder, and Director., and
         (iv) up to 1,400,000 shares of Common Stock that may be issued upon conversion of the Triton Note.

(5) Includes: (i)93,750 shares of Common Stock issuable upon the conversion of 25,000 shares of Series A Preferred Stock and 6,250 shares of Series B Convertible Preferred Stock of the Company, (ii) 75,000 shares of Common Stock issuable upon the exercise 25,000 warrants to purchase Series B Convertible Preferred Stock at $1.00 until November, 2004, subsequently convertible into Common Stock at a 3:1 ratio, (iii) 500,000 shares of Common Stock owned by Triton in which Mr. Zwitter is a principal shareholder and director, and (iv) up to 1,400,000 shares of Common Stock that may be issued upon conversion of the Triton Note.

(6) Includes: (i) 187,500 shares of Common Stock of the Company issuable upon the conversion of 50,000 shares of Series A Preferred Stock and 12,500 shares of Series B Convertible Preferred Stock of the Company, and (ii) 150,000 shares of Common Stock issuable upon the exercise of 50,000 warrants to purchase Series B Convertible Preferred Stock at $1.00 until November, 2004, subsequently convertible into Common Stock at a 3:1 ratio.

(7) Includes 187,500 shares of common stock of the Company issuable upon the conversion of 50,000 shares of Series A Convertible Preferred Stock and 12,500 shares of Series B Convertible Preferred Stock of the Company.

(8) Mr. Tierney is a Director of JMIH. Mr. Tierney was employed by Triton until July 26, 2001. Includes options to purchase 50,000 shares of Common Stock of JMIH at $.40 per share from Triton, and (ii) 250,000 shares of Common Stock issuable upon the exercise of options at exercise prices between $.50 and $1.00 per share expiring July 27, 2006.

ITEM 12. INTEREST OF MANAGEMENT AND OTHER CERTAIN TRANSACTIONS

Certain Transactions

         Mr. Herndon personally owns the Company's manufacturing facility in Port Everglades, Florida. On July 27, 2001, the Company entered into a new lease agreement with Mr. Herndon in which the Company leases the manufacturing facility for a period of five years at $5.37 per square foot or $14,383 per month. The Company believes that the lease agreement between the Company and Mr. Herndon was consummated on terms no less favorable than with an unrelated party. On October 1, 2001 the Company negotiated a two year option with Mr. Herndon to purchase the property. During year one, the price is $1,250,000 and during year two the price is $1,500,000.

Loans from Triton Holdings International Corp.

         In November 1998, the Company initiated a loan for $350,000 from Triton Holdings International Corp. (Triton). Two principal shareholders and Directors of Triton are principal shareholders of the Company. The promissory note ("the Note") issued to Triton by the Company evidencing the loan accrues interest at 10% per annum. The note is convertible into shares of Common Stock of the Company, at the option of Triton at $.50 per share before January 14, 2000; at $.375 per share between January 15, 2000 and January 14, 2001; and at $.25 after January 14, 2001. The Note matures on January 14, 2003. Triton also received 500,000 shares of Common stock as additional incentive for making the loan. If the principal amount of the Note has not been previously converted or paid in full prior to January 14, 2002, the Company shall issue to Triton shares of the Company's common stock converted at $.25 per share based on the principal amount outstanding. The outstanding amount of the Note at January 14, 2003 shall remain due and payable.

         The Company also entered into a five year management agreement with Triton under which Triton is to perform general business consulting services in connection with the Company's conducting of its business, including, but not limited to, development and maintenance of internal bookkeeping functions, business planning, consulting and advice with respect to structure and expansion of the Company. Don Gasgarth and Jeff Zwitter are directors and principal shareholders of Triton. Messrs. Gasgarth and Zwitter are also principal shareholders of the Company. Lawrence Tierney, Chief Financial Officer and a director of the Company, was an employee of Triton until July 26, 2001. In consideration for its services, the Company will pay Triton a monthly fee of $5,000. The Company and Triton arrived at this fee by estimating Triton's service hours to the Company at 100 hours per month and valuing their services at $50.00 per hour. The Company believes this fee is competitive with consulting arrangements in the marine industry. Through July 28, 2001, Triton has provided services to the Company in excess of 100 hours per month.

         In addition, during July 2000, the Company received a short term loan for $50,000 with interest at 12% from Triton. This note together with accrued interest was repaid during December 2000. Triton received warrants to purchase 30,000 shares of Common Stock of the Company at $.50 per share, as an incentive for making this loan. During June 2000 the Company also received a short term loan for $200,000 with interest at 12% from Grand Hooker, Inc. The principal of Grand Hooker is a stockholder of Triton. This note together, with accrued interest, was repaid during December 2000. Grand Hooker received warrants to purchase 120,000 shares of Common Stock at $.50 per share.

Item 13. Exhibits, List and Reports on Form 8-K

(a)      Exhibits.

         Exhibit Number            Description
         --------------            -----------
                 3.1               Articles of Incorporation (2)

                 3.2               Articles of Amendment (2)

                 3.3               Designation of Series C Preferred Stock (2)

                 10.1              Employment Agreement with Carl Herndon, Sr. dated July 27, 2001 (1)

                 10.2              Employment Agreement with Carl Herndon, Jr. dated July 27, 2001 (1)

                 10.3              Management Agreement with Triton Holdings International Corp. (2)

                 10.4              Secured Promissory Note with Triton Holdings International Corp. (2)

                 10.5              Lease Agreement with Herndon (1)

                 10.6              Employment Agreement with Lawrence Tierney dated July 27, 2001 (1)

                 21                Subsidiaries (2)

(1)  Filed herein
(2)  Previously filed

(b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

         In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2001.

                                JUPITER MARINE INTERNATIONAL HOLDINGS, INC.


                                By: /s/ Carl Herndon, Sr.
                                   ---------------------------------------------
                                   Carl Herndon, Sr., Director, CEO and
                                   President


                                By: /s/ Lawrence Tierney
                                   ---------------------------------------------
                                   Lawrence Tierney, Director, CFO and Secretary


                                By: /s/ Carl Herndon, Jr.
                                   ---------------------------------------------
                                   Carl Herndon, Jr., Vice President of Sales
                                   and Marketing

                   Jupiter Marine International Holdings, Inc.


                                                                                   Contents
===========================================================================================
                  Contents                                                              F-1

                  Report of Independent Certified Public Accountants                    F-2

                  Consolidated Financial Statements

                      Balance Sheets                                              F-3 - F-4

                      Statements of Operations                                          F-5

                      Statements of Stockholders' Equity                                F-6

                      Statements of Cash Flows                                          F-7

                      Notes to Consolidated Financial Statements                 F-8 - F-26

Report of Independent Certified Public Accountants

To The Board of Directors
Jupiter Marine International Holdings, Inc.
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Jupiter Marine International Holdings, Inc. (the "Company") as of July 29, 2000 and July 28, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years ended July 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jupiter Marine International Holdings, Inc., at July 29, 2000 and July 28, 2001, and the results of its operations and its cash flows for each of the two years in the period ended July 29, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


West Palm Beach, Florida                                        BDO Seidman, LLP
October 10, 2001

                   Jupiter Marine International Holdings, Inc.

                           Consolidated Balance Sheets

                                                               July 29,                July 28,
                                                                  2000                    2001
-----------------------------------------------------------------------------------------------
Assets (Note 6)

Current assets:
   Cash and cash equivalents                           $       372,552         $        73,068
   Accounts receivable                                          17,134                   9,617
   Inventory (Note 3)                                          619,153                 898,668
   Prepaid expenses                                             34,888                  48,521
-----------------------------------------------------------------------------------------------

Total current assets                                         1,043,727               1,029,874

Property and equipment, net (Note 4)                           890,462                 925,193

Deposits and other                                              35,525                  36,905
-----------------------------------------------------------------------------------------------

Total assets                                           $     1,969,714         $     1,991,972
===============================================================================================

          See accompanying notes to consolidated financial statements.

                   Jupiter Marine International Holdings, Inc.

                           Consolidated Balance Sheets
                                   (Concluded)

                                                                                        July 29,           July 28,
                                                                                           2000               2001
-------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable                                                            $        351,538   $        377,621
   Accrued expenses                                                                      86,605             84,044
   Customer deposits                                                                     57,471            537,128
   Warranty reserve                                                                      50,209             54,694
   Current portion of debt (Note 6)                                                     223,200                  -
-------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                               769,023          1,053,487
-------------------------------------------------------------------------------------------------------------------

Long-term liabilities:
   Accrued interest payable                                                              54,444             53,957
   Debt less current portion (Note 6)                                                   350,000            350,000
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 6,7 and 10)
-------------------------------------------------------------------------------------------------------------------

Stockholders' equity (Notes 7 and 11):
Cumulative convertible preferred stock, $.001 par value,
   5,000,000 shares authorized ($1,277,860 and $1,498,019)
   aggregate liquidation preference):
      Series A, 328,000 and 315,000 shares issued and outstanding                           328                315
      Series B, 205,000 and 328,750 shares issued and outstanding                           205                329
      Series C, 744,860 and 854,269 shares issued and outstanding                           745                854
Common stock, $.001 par value, 50,000,000 shares
   authorized, 4,078,500 and 4,143,300 issued and outstanding                             4,079               4,144
   Additional paid-in capital                                                         2,141,356           2,302,133
   Accumulated deficit                                                               (1,350,466)         (1,773,247)
--------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                              796,247             534,528
--------------------------------------------------------------------------------------------------------------------

                                                                               $      1,969,714   $       1,991,972
====================================================================================================================


          See accompanying notes to consolidated financial statements.

                   Jupiter Marine International Holdings, Inc.

                      Consolidated Statements of Operations


                                                                                               Years ended
                                                                                   ---------------------------------
                                                                                        July 29,            July 28,
                                                                                           2000                2001
--------------------------------------------------------------------------------------------------------------------
Net sales                                                                        $    5,924,124      $    6,844,813

Cost of sales                                                                         4,953,374           5,691,867
--------------------------------------------------------------------------------------------------------------------

   Gross profit                                                                         970,750           1,152,946
--------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Selling, general and administrative                                                  899,372           1,030,916
   Depreciation and amortization                                                        213,096             249,499
   Litigation losses (Note 10)                                                                -             107,000
--------------------------------------------------------------------------------------------------------------------

   Total operating expenses                                                           1,112,468           1,387,415
--------------------------------------------------------------------------------------------------------------------

Loss from operations                                                                   (141,718)           (234,469)

Other income (expense):
   Interest expense                                                                     (59,839)            (75,783)
   Other                                                                                      -                 683
--------------------------------------------------------------------------------------------------------------------

Net loss                                                                               (201,557)           (309,569)

Dividends on preferred stock (Note 7)                                                  (114,108)           (113,212)
--------------------------------------------------------------------------------------------------------------------


Net loss applicable to common stockholders                                       $     (315,665)     $     (422,781)
====================================================================================================================

Weighted average number of shares of common
   stock outstanding                                                                  4,078,500           4,124,767
====================================================================================================================

Net loss per common share - basic and diluted (Note 8)                           $         (.08)     $        (0.10)
====================================================================================================================

          See accompanying notes to consolidated financial statements.

                   Jupiter Marine International Holdings, Inc.

                 Consolidated Statements of Stockholders' Equity

                                                       Preferred Stock       Common Stock
                                                      ------------------ -------------------
                                                        Number              Number           Additional    Accum-       Total
                                                          of                  of              Paid-in      ulated   Stockholders'
                                                        Shares   Amount     Shares   Amount    Capital     Deficit     Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1999                                 533,000  $   533  4,078,500  $ 4,079  $1,357,023  $(1,034,801)  $ 326,834

Preferred stock dividend declared and issuable
   (Note 7)                                                           -          -        -     114,108     (114,108)          -

Net proceeds from sale of Series C preferred stock
   (Note 7)                                            744,860      745          -        -     633,925            -     634,670

Deemed discount for fair value of warrants issued
   in connection with notes payable (Note 6)                          -          -        -      36,300            -      36,300

Net loss                                                              -          -        -           -     (201,557)   (201,557)
--------------------------------------------------------------------------------------------------------------------------------

Balance, July 29, 2000                               1,277,860    1,278  4,078,500    4,079   2,141,356   (1,350,466)    796,247

Issued stock dividend                                   53,300       53          -        -         (53)           -           -

Conversion of Series A preferred stock to common
   stock                                               (15,600)     (15)    46,800       47         (32)           -           -

Conversion of Series B preferred stock to common
   stock                                                (6,000)      (6)    18,000       18         (12)           -           -

Preferred stock dividend declared and issuable
   (Note 7)                                            133,459      133          -        -     113,079     (113,212)          -

Sale of Series C preferred stock (Note 7)               55,000       55          -        -      47,795            -      47,850

Net loss                                                     -        -          -        -           -     (309,569)   (309,569)
--------------------------------------------------------------------------------------------------------------------------------

Balance, July 28, 2001                               1,498,019  $ 1,498  4,143,300  $ 4,144  $2,302,133  $(1,773,247)  $ 534,528
================================================================================================================================

          See accompanying notes to consolidated financial statements.

                   Jupiter Marine International Holdings, Inc.

                      Consolidated Statements of Cash Flows
                                    (Note 12)

                                                                                        Years ended
                                                                              --------------------------------
                                                                                    July 29,          July 28,
                                                                                       2000              2001
--------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net loss                                                                 $       (201,557)   $     (309,569)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
    Depreciation and amortization                                                   213,096           249,500
    Amortization of deemed discount on notes payable                                  9,500            26,800
  Decrease (increase) in:
    Accounts receivable                                                             (15,398)            7,517
    Inventory                                                                      (197,962)         (279,515)
    Prepaid expenses                                                                (23,139)          (13,633)
    Other assets                                                                    (11,525)           (1,380)
  Increase (decrease) in:
    Accounts payable                                                                205,057            26,083
    Accrued expenses                                                                 58,172            (2,561)
    Payroll taxes payable                                                           (33,125)                -
    Customer deposits                                                              (190,915)          479,657
    Warranty reserve                                                                   (344)            4,485
    Other liabilities                                                                     -              (487)
--------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by operating activities                                (188,140)          186,897
--------------------------------------------------------------------------------------------------------------

Investing Activities:
  Purchases of property and equipment                                              (333,329)         (284,231)
--------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                              (333,329)         (284,231)
--------------------------------------------------------------------------------------------------------------

Financing Activities:
  Repayment of debt                                                                       -          (250,000)
  Proceeds from issuance of debt                                                    200,000                 -
  Net proceeds from issuance of stock                                               634,670            47,850
--------------------------------------------------------------------------------------------------------------

  Net cash provided by (used in) financing activities                               834,670          (202,150)
--------------------------------------------------------------------------------------------------------------

  Net increase (decrease) in cash                                                   313,201          (299,484)

  Cash and cash equivalents - beginning of year                                      59,351           372,552
--------------------------------------------------------------------------------------------------------------

  Cash and cash equivalents - end of year                                  $        372,552    $       73,068
==============================================================================================================

          See accompanying notes to consolidated financial statements.

                   Jupiter Marine International Holdings, Inc.

                   Notes to Consolidated Financial Statements


1.      Nature of Business         Jupiter Marine International Holdings, Inc.
                                   ("JMIH"), a Florida corporation, was
                                   incorporated on May 19, 1998. On May 26,
                                   1998, JMIH acquired all of the outstanding shares of common stock of Jupiter Marine
                                   International, Inc. ("JMI"), a boat
                                   manufacturing company, which was incorporated under the laws of the State of Florida on November 7, 1997. On February 17, 2000 JMIH purchased certain of the assets of Phoenix
                                   Marine International, Inc., for cash of
                                   $175,000, including certain boat molds and tooling, and the right to use the Phoenix trademark, and formed a new wholly owned subsidiary, Phoenix Yacht Corporation
                                   ("Phoenix"). JMIH, JMI and Phoenix are
                                   collectively referred to as the "Company".
                                   The Company's principal offices and
                                   manufacturing facilities are located in Port
                                   Everglades, Florida. The Company designs, manufactures and markets a diverse mix of high quality sportfishing boats under the Jupiter and Phoenix names, which are sold to authorized dealers in the United States along the East Coast and Gulf of Mexico, as well as Puerto Rico. All material intercompany accounts and transactions have been eliminated in consolidation.

2.      Summary of                 Use of Estimates
        Significant                ----------------
        Accounting
        Policies                   The preparation of financial statements in
                                   conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                   Cash and Cash Equivalents
                                   -------------------------

                                   For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months of less to be cash equivalents.

                   Jupiter Marine International Holdings, Inc.

                   Notes to Consolidated Financial Statements


2.      Summary of                 Inventory
        Significant                ---------
        Accounting
        Policies                   Inventories are stated at the lower of cost
        (Continued)                or market. The cost of boats in process and
                                   finished boats includes labor, materials and allocated production overhead. The first-in, first-out method is used to cost parts and supplies for production. Boats in process and finished boats are valued using the average cost method. Provision is made to reduce excess or obsolete inventories to their estimated net realizable value.

                                   Property and Equipment
                                   ----------------------

                                   Property and equipment are recorded at cost.
                                   Depreciation and amortization are computed using methods that approximate the straight-line method over the assets' estimated useful lives.

                                   Long-Lived Assets
                                   -----------------

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

                                   Warranty Reserves
                                   -----------------

                                   The Company furnishes limited warranties from twelve to eighteen months on its manufactured boats, and a lifetime hull warranty to the original purchaser. The Company provides for warranty-related expenses and accruals as a percentage of net sales based on historical experience.

                   Jupiter Marine International Holdings, Inc.

                   Notes to Consolidated Financial Statements


2.      Summary of                 Comparative Financial Statements
        Significant                --------------------------------
        Accounting
        Policies                   Certain 2000 amounts have been reclassified
        (Continued)                to conform to 2001 presentation.

                                   Stock-Based Compensation
                                   ------------------------

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

                                   Revenue Recognition
                                   -------------------

                                   Revenue from the sale of boats is recognized on delivery. No right of return currently exists between the Company and its dealers.

                                   Advertising
                                   -----------

                                   Advertising costs are charged to operations as incurred. Advertising costs were approximately $89,000 and $87,000 for 2001 and 2000.

                   Jupiter Marine International Holdings, Inc.

                   Notes to Consolidated Financial Statements


2.      Summary of                 Income Taxes
        Significant                ------------
        Accounting
        Policies                   Deferred taxes are determined based on the
        (Continued)                difference between the financial statement
                                   and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

                                   Net Income Per Common Share
                                   ---------------------------

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

                                   Convertible preferred stock, common stock options and common stock warrants are excluded from the computations of net loss per share for the years ended July 29, 2000 and July 28, 2001 because the effect of their inclusion would be anti-dilutive.

                                   Segments
                                   --------

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

                   Jupiter Marine International Holdings, Inc.

                   Notes to Consolidated Financial Statements


2.      Summary of                 SFAS No. 131 defines operating segments as
        Significant                components of an enterprise about which
        Accounting                 separate financial information is available
        Policies                   that is evaluated regularly by the chief
        (Continued)                operating decision maker in deciding how to
                                   allocate the resources and in assessing
                                   performance. The Company currently operates in one segment, boat manufacturing and therefore, SFAS 131 has no effect on the Company's reporting.

                                   Fair Value of Financial Instruments
                                   -----------------------------------

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

                   Jupiter Marine International Holdings, Inc.

                   Notes to Consolidated Financial Statements


2.      Summary of                 Recent Accounting Pronouncements
        Significant                --------------------------------
        Accounting
        Policies                   In June 1998, the FASB issued SFAS No. 133,
        (Continued)                "Accounting for Derivative Instruments and
                                   Hedging Activities," (SFAS 133). SFAS 133, as amended by SFAS 137, is effective in all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS 133 did not have a material impact on the Company's financial condition or results of operations.

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

                   Jupiter Marine International Holdings, Inc.

                   Notes to Consolidated Financial Statements


2.      Summary of                 In June 2001, the FASB finalized FASB
        Significant                Statements No. 141, Business Combinations
        Accounting                 (SFAS 141), and No. 142, Goodwill and Other
        Policies                   Intangible Assets (SFAS 142). SFAS 141
        (Continued)                requires the use of the purchase method of
                                   accounting and prohibits the use of the
                                   pooling-of-interests method of accounting for business combinations initiated after June
                                   30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS
                                   141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

                                   SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company's previous business combinations were accounted for using the purchase method. The impact of the adoption of SFAS 141 and SFAS 142 on the Company's financial position and results of operations is not expected to be material.

                   Jupiter Marine International Holdings, Inc.

                   Notes to Consolidated Financial Statements


2.      Summary of                 In October 2001, the FASB issued SFAS No. 144
        Significant                "Accounting for the Impairment or Disposal of
        Accounting                 Long-Lived Assets" which resolves significant
        Policies                   implementation issues related to FASB
        (Concluded)                Statement No. 121, Accounting for the
                                   Impairment of Long-Lived Assets and for
                                   Long-Lived Assets to be Disposed Of, and supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the
                                   Effects of Disposal of a Segment of a
                                   Business, and Extraordinary, Unusual and
                                   Infrequently Occurring Events and
                                   Transactions, for the disposal of a business segment. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The impact of adoption of SFAS 144 on the Company's financial position and results of operations is not expected to be material.

3.      Inventory                  Inventory consists of the following:

                                                                                  July 29,       July 28,
                                                                                     2000           2001
                                   ----------------------------------------------------------------------
                                     Raw materials                             $  143,796      $  201,457
                                     Work-in-process                              475,357         697,211
                                   ----------------------------------------------------------------------

                                                                               $  619,153      $  898,668
                                   ======================================================================

                   Jupiter Marine International Holdings, Inc.

                   Notes to Consolidated Financial Statements

4.      Property and               Property and equipment consists of the following:
        Equipment

                                                                            Estimated       July 29,       July 28,
                                                                         Useful Lives          2000           2001
                                   --------------------------------------------------------------------------------
                                   Boat molds                                 5 years    $1,057,437      $1,215,926
                                   Leasehold improvements                         (a)       160,071         247,670
                                   Machine and equipment                      5 years       148,759         157,431
                                   Office furniture and equipment             5 years        10,112          39,583
                                   --------------------------------------------------------------------------------

                                                                                          1,376,379       1,660,610

                                   Less accumulated depreciation
                                     and amortization                                       485,917         735,417
                                   --------------------------------------------------------------------------------

                                                                                         $  890,462      $  925,193
                                   ================================================================================

                                   (a)  lesser of lease term or 5 years.

5.      Income Taxes               Deferred income taxes reflect the net tax
                                   effects of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                                   At July 29, 2000 and July 28, 2001, deferred tax assets of approximately $493,000 and $560,000 result almost entirely from net operating loss carryforwards. The Company has recorded 100% valuation allowances against the deferred tax assets at July 29, 2000 and July 28, 2001.

                                   At July 28, 2001, the Company had net
                                   operating loss carryforwards of approximately $1,400,000 for federal income tax purposes. Those losses are available for carryforward for twenty years, and will expire beginning in 2018. Any future significant changes in ownership of the Company may limit the annual utilization of the tax net operating loss carryforwards.

                   Jupiter Marine International Holdings, Inc.

                   Notes to Consolidated Financial Statements


6.      Debt                       Notes payable consists of the following:

                                                                                          July 29,        July 28,
                                                                                             2000            2001
                                   --------------------------------------------------------------------------------
                                   (a) Note payable to Triton (See Note 9);
                                   interest at 10% through January 14, 2003, at
                                   which time principal together with accrued
                                   interest is due. The note is collateralized by
                                   substantially all of the assets of the Company.    $     350,000     $   350,000

                                   (b) Unsecured note payable to Triton
                                   (See Note 9); interest at 12% through
                                   November 30, 2000.                                        44,200               -

                                   (c) Note payable to Grand Hooker, Inc.
                                   (See Note 9); interest of 12% through
                                   November 30, 2000.                                       179,000               -
                                   --------------------------------------------------------------------------------

                                                                                            573,200         350,000

                                   Less current portion                                     223,200               -
                                   --------------------------------------------------------------------------------

                                                                                      $     350,000     $   350,000
                                   ================================================================================

                                      F-17

                   Jupiter Marine International Holdings, Inc.

                   Notes to Consolidated Financial Statements


6.      Debt                       (a) Triton (see Note 9), at its option, has
        (Concluded)                the right beginning January 14, 1999, the
                                   loan's inception, and ending any time prior to the maturity date of January 14, 2003, to convert the principal amount of this note into shares of the Company's Common Stock at the following conversion prices: $.50 per share through January 14, 2000, $.375 per share through January 14, 2001, and $.25 per share through January 14, 2002. If the principal amount of the note has not been previously converted or paid in full on or prior to January 14, 2002, the Company shall issue to Triton, Company Common Stock converted at $.25 per share based on the then principal amount outstanding, and the outstanding balance of the note shall remain due and payable at January 14, 2003. As of July 28, 2001 no portion of the note payable has been converted. In addition, on January
                                   14, 1999, Triton received 500,000 shares of the Company's Common Stock as incentive for this note. Such shares were recorded as additional interest expense of approximately
                                   $100,000 during the year ended July 31, 1999.

                                   (b) In connection with this note, on July 24, 2000 the Company issued to Triton warrants to purchase 30,000 shares of the Company's Common Stock at an exercise price of $.50 per share, which expire July 24, 2005. As of July 28, 2001, no warrants have been exercised. This note was repaid in November 2000.

                                   (c) In connection with this note, on June 16, 2000 the Company issued to Grand Hooker, Inc. (whose sole stockholder is a stockholder of Triton) warrants to purchase 120,000 shares of the Company's Common Stock at an exercise price of $.50 per share, which expire June 16, 2005. As of July 28, 2001, no warrants have been exercised. This note was repaid in November 2000.

                                   Using the Black-Scholes option pricing model, the fair value of the warrants described in
                                   (b) and (c) above was calculated as
                                   approximately $36,300 with the following assumptions: 46% volatility, 5 year expected life, and a 6% risk-free interest rate. The fair value of the warrants represents a deemed discount of which approximately $9,500 and $26,800 was amortized during the years ended July 29, 2000 and July 28, 2001.

                   Jupiter Marine International Holdings, Inc.

                   Notes to Consolidated Financial Statements


7.      Capital Stock              Common Stock
                                   ------------

                                   The Company has authorized 50,000,000 shares of $.001 par value Common Stock. At July 29, 2000 and July 28, 2001, 4,078,500 and
                                   4,143,300 shares were issued and outstanding.

                                   At July 29, 2000, and July 28, 2001 the
                                   Company has reserved 2,020,062 and 1,653,100 shares of Common Stock for issuance relating to unexpired options and warrants.

                                   Common Stock has one vote per share for the election of directors and all other matters submitted to a vote of stockholders. Shares of common stock do not have cumulative voting, preemptive, redemption or conversion rights.

                                   Preferred Stock
                                   ---------------

                                   The Company has authorized 5,000,000 shares of $.001 par value preferred stock. Series of preferred stock are as follows:

                                   Series A preferred stock, 500,000 shares designated, 328,000 and 315,000 shares issued and outstanding at July 29, 2000 and July 28, 2001. Dividends are cumulative and accrue quarterly at 10% per annum when and if declared by the Board of Directors. Dividends are payable in shares of Series B preferred stock valued at $1.00 per share. Each share is convertible into three shares of Common Stock of the Company at any time at the option of the holder. In addition, each share will automatically convert into three shares of Common Stock of the Company (a) five years from the date of issue, or (b) at such time as a registration statement registering for sale under the Securities Act of 1933, as amended, the shares of the Company's common stock issuable upon such conversion of Series A preferred convertible is declared effective by the Securities and Exchange Commission. Upon issuance, each share of Series A preferred stock is entitled to one vote for each share of Common Stock into which the Series A preferred stock is convertible.

                   Jupiter Marine International Holdings, Inc.

                   Notes to Consolidated Financial Statements


7.      Capital Stock              The Company may redeem the Series A preferred
        (Concluded)                stock at a price of $1.20 per share upon 120
                                   days written notice to the holders thereof.
                                   In the event of liquidation, dissolution or winding up of the Company, Series A preferred stock has rights to the assets of the Company superior to those of Series B and C preferred stock and Common Stock, equal to $1.00 per share of Series A preferred stock.

                                   Series B preferred stock, 500,000 shares designated, 205,000 and 328,750 shares issued and outstanding at July 29, 2000 and July 29, 2000 and July 28, 2001. Rights and privileges of Series B preferred stock are identical to Series A preferred stock, except that Series B preferred stock is subordinate to Series A preferred stock.

                                   Series C preferred stock, 1,500,000 shares designated, 744,860 and 854,269 shares issued and outstanding at July 29, 2000 and July 28, 2001. Rights and privileges of Series C preferred stock are identical to Series A preferred stock, except that: (a) Series C preferred stock is subordinate to Series A and Series B preferred stock, (b) each share of Series C preferred stock is convertible into two shares of the Common Stock of the Company, and (c) dividends are payable at 8% per annum in Series C preferred stock rather than in shares of Series B preferred stock.

                                   During October 1999, the Company offered for sale up to 1,250,000 shares of Series C preferred stock at a price of $1.00 per share in a private placement. During the years ended July 29, 2000 and July 28, 2001, the Company sold 744,860 and 55,000 shares and received net proceeds of $634,670 and $47,850 less offering expenses of $110,190 and $7,150.

                                   During the years ended July 29, 2000 and July 28, 2001, the Company declared dividends on the preferred stock of approximately $114,100 and $113,200 for the period from November 1998 through July 28, 2001, payable in shares of Series B on Series A and B, and in Series C on shares of Series C preferred stock.

                   Jupiter Marine International Holdings, Inc.

                   Notes to Consolidated Financial Statements


8.      Net Loss Per               Net loss per common share is calculated by
        Common Share               dividing the net loss applicable to common
                                   stockholders by the weighted-average shares of common stock and common stock equivalents outstanding during the period.

                                   Options and warrants to purchase 2,020,062 and 1,653,100 shares of Common Stock, and 3,973,720 and 4,524,788 shares of Common
                                   Stock issuable upon conversion of Preferred stock were outstanding during 2000 and 2001, but were not included in the computation because the effect would be anti-dilutive.

9.      Related                    In connection with a lease agreement with its
        Party                      President (Note 10), the Company has been
        Transactions               granted a purchase option on its
                                   manufacturing facility for a two-year period ending October 1, 2003. The option price is as follows:

                                   a. If option is exercised after October 1, 2001 but prior to October 1, 2002; purchase price is $1,250,000.
                                   b.   If option is exercised after October 1,
                                        2002 but prior to October 1, 2003
                                        purchase price is $1,500,000.

                                   Rent expense for the years ended July 29, 2000 and July 28, 2001 under the Company's lease agreement with its President was approximately $137,000 and $141,000.

                                   As more fully discussed in Note 6, the
                                   Company is obligated on note payable of
                                   $350,000 to Triton Holdings International
                                   Corp., ("Triton") a stockholder of the
                                   Company. Also, the Company was obligated on a note payable (with a balance of $179,000 at July 29, 2000) to Grand Hooker, Inc. whose sole stockholder is a stockholder of Triton.

                                   In addition, the Company has entered into a management agreement with Triton, which is more fully discussed in Note 10.

                   Jupiter Marine International Holdings, Inc.

                   Notes to Consolidated Financial Statements


10.     Commitments and            The Company leases its facility and certain
        Contingencies              equipment under non-cancelable operating
                                   leases. The approximate future minimum rental payments required under these operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of July 28, 2001, are as follows:

                                                                                         Future
                                                                                        Minimum
                                                                                         Rental
                                                                                        Payment
                                    -----------------------------------------------------------
                                    2002                                          $     239,000
                                    2003                                                234,000
                                    2004                                                190,000
                                    2005                                                200,000
                                    2006                                                210,000
                                    -----------------------------------------------------------

                                                                                  $   1,073,000
                                    -----------------------------------------------------------

                                   On July 27, 2001, the Company entered into employment agreements with three of its officers for services until July 27, 2006 at initial combined base salaries totaling $375,000, plus bonuses based on a percentage of pre-tax profits (as defined). The agreements may be renewed for two additional one-year periods.

                                   Further, the Company also entered into a management agreement with Triton until December 2003. The agreement calls for a payment of $5,000 per month for general business consulting services during the term of the agreement.

                   Jupiter Marine International Holdings, Inc.

                   Notes to Consolidated Financial Statements


10.     Commitments and            Jupiter 31, Inc., the Company from which JMI
        Contingencies              purchased certain assets now used to operate
        (Concluded)                its boat manufacturing business, failed to
                                   satisfy certain financial obligations which were delinquent.

                                   On July 20, 1999, an individual filed a
                                   lawsuit against the Company alleging that the Company was obligated to pay a debt incurred to the individual by Jupiter 31, Inc. The individual was seeking $70,000 plus interest. In February 2001, the Company reached a settlement resulting in a litigation loss of $92,000.

                                   On October 4, 1999, Windjet Manufacturing,
                                   LLC filed a lawsuit against the Company
                                   alleging the negligent storage of its
                                   property which resulted in a theft. The
                                   Company settled the matter for $15,000 in November 2000.

11.     Stock Options              Stock Options
        And Warrants               -------------

                                   Under the terms of the Company's November 10, 1998 employment agreement with its President, the President received options to purchase 600,000 shares of the Company's Common Stock as follows: 150,000 shares at $.50 per share, 150,000 shares at $.625 per share, 150,000 shares at $.75 per share, and 150,000 shares at $1.00 per share. The options were to vest equally and could be exercised over a period of five years ending in October 2003. During July 2001, in connection with the President's new employment agreement (Note 10), the options were modified, whereby they are immediately vested, and their term is extended to July 2006.

                                   Under the terms of the Company's July 27, 2001 employment agreements with its two other officers, the officers were granted options to purchase a total of 500,000 shares of the Company's Common Stock as follows: 125,000 shares at $.50 per share, 125,000 shares at $.625, 125,000 shares at $.75 and 125,000 shares at $1.00. The options are fully vested and are exercisable for a period of five years. As of July 28, 2001, no options have been exercised.

                   Jupiter Marine International Holdings, Inc.

                   Notes to Consolidated Financial Statements


11.     Stock Options              SFAS No. 123, "Accounting for Stock-Based
        And Warrants               Compensation", requires the Company to
        (Continued)                provide pro forma information regarding net
                                   loss and loss per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair value based method prescribed in SFAS
                                   No. 123. The Company estimates the fair value of each option at the grant date by using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, expected volatility 46%, risk-free interest rate of 4%, expected dividends of 0%, and expected life of 5 years, resulting in a weighted average fair value of approximately $.18 per share.

                                   Under accounting provisions of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                                        July 29,         July 28,
                                   Years ended                                             2000             2001
                                   ------------------------------------------------------------------------------
                                   Net loss applicable to common stockholders
                                    As reported                                    $  (315,665)      $  (422,781)
                                    Pro forma                                         (319,000)         (544,000)

                                   Loss per share - basic and diluted
                                    As reported                                    $      (.08)      $      (.10)
                                    Pro forma                                             (.08)             (.13)
                                   ------------------------------------------------------------------------------

                                   Stock Warrants
                                   --------------

                                   In connection with a private placement of the Company's Common Stock in March 1999, the Company issued 225,000 warrants to placement agents, each redeemable for one share of Common Stock, at any time during a period of five years ending in February 2004, for $.48 per share.

                   Jupiter Marine International Holdings, Inc.

                   Notes to Consolidated Financial Statements


11.     Stock Options              In connection with a private placement of the
        And Warrants               Company's Series C preferred stock in October
        (Concluded)                1999, the Company issued 128,100 warrants to
                                   placement agents, each redeemable for one share of Common Stock, at any time during a period of five years ending in October 2004, for $1.20 per share.

                                   In connection with two notes payable totaling $250,000, (which were repaid during November
                                   2000), the Company issued 150,000 warrants to the note holders, each redeemable for one share of Common Stock, at any time during a period of five years ending in July 2005, for $.50 per share.

                                   As of July 28, 2001, no warrants have been exercised.

12.     Supplemental Cash
        Flow Information

                                                                                             Year ended
                                                                             -------------------------------------
                                                                                     July 29,            July 28,
                                                                                        2000                2001
                                   -------------------------------------------------------------------------------
                                   Supplemental Schedule of
                                     Noncash Activities:

                                     Cash paid for interest                  $          5,817    $         14,667
                                   -------------------------------------------------------------------------------

                                   Preferred stock dividends
                                     Declared and payable in shares of
                                     Series B and C preferred                $        114,108    $        113,212
                                   -------------------------------------------------------------------------------

13.     Sales                      During the years ended July 29, 2000 and July
        Concentrations             29, 2001, the Company had sales to two
                                   dealers representing 22% and 24% of 2000 net sales, and 19% and 25% of 2001 net sales.

                   Jupiter Marine International Holdings, Inc.

                   Notes to Consolidated Financial Statements


14.     Going Concern              The Company's consolidated financial
        and Liquidity              statements are presented on the going concern
                                   basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At October 10, 2001, the Company had cash of approximately
                                   $80,000, and a backlog of sales orders of approximately $2.1 million and received deposits thereon of approximately $405,000.
                                   In connection with the recent downturn in the U.S. economy, sales of sportfishing boats have slowed. Management expects the Company's sales to improve during 2002, however there can be no assurance that such improvement will occur. Management is currently negotiating with a financial institution to obtain a loan of approximately $250,000, collateralized by substantially all of the Company's assets, and by the Company's main manufacturing facility owned by the Company's
                                   President. The $350,000 note payable to
                                   Triton (Note 6) is expected to be subordinate to this new loan. While management expects this loan to close before November 30, 2001, there can be no assurance the closing will occur, or that other financing can be obtained on favorable terms. In addition to the additional funds from this loan, management has the ability to reduce certain marketing and administrative costs, if necessary, in order to maintain adequate liquidity. The Company believes the loan proceeds, if obtained, will be adequate to fund its on-going operations.

                                   The Company's continued existence is
                                   dependent upon its ability to resolve its liquidity problems, principally by obtaining the additional debt financing. While pursuing the loan, the Company must continue to operate on limited cash flow generated internally. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.