Form 10QSB
period 2001-10-27
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2001-12-11
CIK 1063154

Form 10-QSB
(As last amended in Release No. 33-7505, effective January 1,1999, 63 F.R. 9632)

                    U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the quarterly period ended October 27, 2001
                                                ----------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from........................to........................

Commission file number..........................................................

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

                  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 2, 2001, there were 4,143,300 outstanding shares of $.001 par value common stock.

                  Transitional Small Business Disclosure Format (check one):

        Yes   [ ]   No    [X]

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

Part I.  Financial Information
-------  ---------------------

Item 1.  Consolidated Financial Statements

         Balance Sheets as of July 28, 2001 and October 27, 2001

         Statements of Operations for the three months ended October 28, 2000 and October 27, 2001

         Statements of Cash Flows for the three months ended October 28, 2000 and October 27, 2001

         Statements of Stockholders' Equity as of July 28, 2001 and October 27, 2001

         Notes to consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information
-------- -----------------

Item 5.  Other Information

Item 6.  Exhibits and reports on form 8-K

PART I.  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS


                   Jupiter Marine International Holdings, Inc.
                           Consolidated Balance Sheets
                       July 28, 2001 and October 27, 2001


                                                                                   July 28,            October 27,
                                                                                     2001                 2001
                                                                               ---------------       --------------
Assets                                                                            (Audited)            (Unaudited)
Current assets:
        Cash and cash equivalents                                              $       73,068        $     202,883
        Accounts receivable                                                             9,617               12,262
        Inventory                                                                     898,668              914,201
        Prepaid expenses                                                               48,521               48,817
                                                                               ---------------       --------------

                    Total current assets                                            1,029,874            1,178,163


Property and equipment:
        Boat molds                                                                  1,215,926            1,304,627
        Leasehold improvements                                                        247,670              251,070
        Machinery and equipment                                                       157,431              161,620
        Office furniture and equipment                                                 39,583               41,605
                                                                               ---------------       --------------
                                                                                    1,660,610            1,758,922
        Less accumulated depreciation and amortization                                735,417              805,489
                                                                               ---------------       --------------

                    Property and equipment, net                                       925,193              953,433
                                                                               ---------------       --------------


Deposits and other                                                                     36,905               42,578
                                                                               ---------------       --------------


                    Total assets                                               $   $1,991,972        $   2,174,174
                                                                               ===============       ==============

           See accompanying notes to consolidated financial statements


                                                                                   July 28,            October 27,
Liabilities and Stockholders' Equity                                                 2001                 2001
                                                                               ---------------       --------------
                                                                                  (Audited)            (Unaudited)
Current liabilities:
        Accounts payable                                                              377,621              526,749
        Accrued expenses                                                               84,044               84,588
        Customer deposits                                                             537,128              434,587
        Warranty reserve                                                               54,694               55,141
                                                                               ---------------       --------------

                    Total current liabilities                                       1,053,487            1,101,065

Long-term liabilities:
        Accrued interest payable                                                       53,957               62,708
        Debt less current portion                                                     350,000              350,000
                                                                               ---------------       --------------

                    Total liabilities                                               1,457,444            1,513,773

Stockholders' equity
   Convertible preferred stock, $.001 par value, 5,000,000
     shares authorized $1,277,860 and $1,498,019
     aggregate liquidation preference):
        Series A, 315,000 shares issued and outstanding                                   315                  315
        Series B, 328,750 shares issued and outstanding                                   329                  329
        Series C, 854,269 shares issued and outstanding                                   854                  854
   Common stock, $.001 par value, 50,000,000 shares authorized
        4,143,300 issued and outstanding                                                4,144                4,144
        Additional paid-in capital                                                  2,302,133            2,335,312
        Accumulated deficit                                                        (1,773,247)          (1,680,553)
                                                                               ---------------       --------------

                    Total stockholders' equity                                        534,528              660,401

                                                                               ---------------       --------------
                    Total liabilities and stockholders' equity                 $   $1,991,972        $   2,174,174
                                                                               ===============       ==============

           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc
                      Consolidated Statements of Operations
        For the Three Months Ended October 28, 2000 and October 27, 2001
                                   (Unaudited)


                                                                       Three Months                Three Months
                                                                          Ended                       Ended
                                                                     October 28, 2000            October 27, 2001
                                                                     ----------------            ----------------
Net sales                                                            $     1,789,950             $    1,925,381

Cost of sales                                                              1,429,584                  1,456,030
                                                                     ----------------            ---------------

Gross profit                                                                 360,366                    469,351

Operating expenses:
        Selling, general and administrative                                  254,655                    264,754
        Depreciation and amortization                                         56,100                     70,073
                                                                     ----------------            ---------------

        Total operating expenses                                             310,755                    334,827


        Income  from operations                                               49,611                    134,524

Other income (expense):
        Interest expense                                                     (36,050)                    (8,791)
        Other                                                                  5,979                        140
                                                                     ----------------            ---------------

Net Income                                                                    19,540                    125,873

Dividends on preferred stock                                                  27,772                     33,179

                                                                     ----------------            ---------------
Net income (loss) applicable to common stockholders                  $        (8,232)            $       92,694
                                                                     ================            ===============


Net income (loss) per common share - basic  (Note 2)                 $             -             $         0.02
                                                                     ================            ===============


        See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc.
                      Consolidated Statements of Cash Flows
        For the Three Months Ended October 28, 2000 and October 27, 2001
                                   (Unaudited)


                                                                           Three Months               Three Months
                                                                              Ended                       Ended
                                                                         October 28, 2000           October 27, 2001
                                                                         ----------------           ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $      19,540             $      125,873
     Adjustments to reconcile net income  to
         net cash  provided by operating activities:
         Depreciation and amortization                                           56,100                     70,073
         Amortization of deemed discount on notes payable                        19,800                          -
         Decrease (increase) in:
            Accounts receivable                                                   3,355                     (2,645)
            Inventories                                                        (395,410)                   (15,533)
            Prepaid expenses                                                     (5,493)                      (296)
            Other assets                                                            851                     (5,673)
         Increase (decrease) in:
            Accounts payable                                                    (40,298)                   149,128
            Accrued expenses                                                     34,177                        544
            Customer deposits                                                   377,312                   (102,541)
            Warranty reserve                                                      1,516                        447
                                                                          --------------            ---------------

                         Net cash  provided by
                           operating activities                                  71,450                    219,377
                                                                          --------------            ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                         (46,940)                   (98,313)
                                                                          --------------            ---------------

                         Net cash used in investing activities                  (46,940)                   (98,313)
                                                                          --------------            ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Increase in long term interest payable                                    -                      8,751
            Net proceeds from sale of preferred stock                            47,850                          -
                                                                          --------------            ---------------
                         Net cash provided by financing activities               47,850                      8,751
                                                                          --------------            ---------------

                         Net increase in cash                                    72,360                    129,815

CASH, beginning of period                                                       372,552                     73,068
                                                                          --------------            ---------------

CASH, end of period                                                       $     444,912             $      202,883
                                                                          ==============            ===============

           See accompanying notes to consolidated financial statements

                  Jupiter Marine International Holdings, Inc.
                Consolidated Statements of Stockholders' Equity

                                    Perferred Stock            Common Stock
                                        Number                    Number                Additional                      Total
                                          of                        of                    Paid-in      Accumulated  Stockholders'
                                        Shares         Amount     Shares     Amount       Capital        Deficit       equity
                                    ---------------------------------------------------------------------------------------------
Balance, July 31. 1999                   533,000    $   533    4,078,500    $ 4,079   $ 1,357,023   $ (1,034,801)    $ 326,834

Preferred stock dividend declared
and issuable                                                                              114,108       (114,108)

Net proceeds from sale of Series C
preferred stock                          744,860        745                               633,925                      634,670

Deemed discount for fair value of
warrants issued in connection with
notes payable                                                                              36,300                       36,300

Net loss                                                                                                (201,557)     (201,557)

                                    -------------------------------------------------------------------------------------------
Balance, July 29, 2000                 1,277,860      1,278    4,078,500      4,079     2,141,356     (1,350,466)      796,247

Issued stock dividend                     53,300         53                                   (53)                           -

Conversion of Sereis A preferred         (15,600)       (15)      46,800         47           (32)                           -
stock to Common stock

Conversion of Sereis B preferred
stock to Common stock                     (6,000)        (6)      18,000         18           (12)                           -

Preferred Stock dividend                 133,459        133                               113,079       (113,212)            -
declared and issuable

Net proceeds from sale of Series C        55,000         55                                47,795                       47,850
preferred stock

Net loss                                                                                                (309,569)     (309,569)

Balance July 28, 2001                  1,498,019    $ 1,498    4,143,300    $ 4,144   $ 2,302,133   $ (1,773,247)    $ 534,528

 Net Income 1st qtr 10/27/01                                                                              92,694        92,694

 Preferred stock dividend                                                                                 33,179        33,179

                                    -------------------------------------------------------------------------------------------
 Balance October 27, 2001              1,498,019      1,498    4,143,300      4,144     2,302,133     (1,647,374)      660,401
                                    ===========================================================================================

           See accompanying notes to consolidated financial statements

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 27, 2001 are not necessarily indicative of the results that may be expected for the year ending July 27, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 28, 2001.

In order to maintain consistency and comparability between periods presented certain amounts have reclassified from the previous reported financial statements in order to conform to the financial statement presentation of the current period.

The consolidated financial statements include Jupiter Marine International Holdings, Inc., ("the Company") and its wholly-owned subsidiaries, Jupiter Marine International, Inc. and Phoenix Yacht Corporation. All inter-company balances and transactions have been eliminated.

Note 2. Earnings Per Share

The following table sets forth the computation of the basic and fully diluted earnings per share for the three-month periods ended October 28, 2000 and October 27, 2001.

                                                      2000               2001
Numerator:
Net income                                           $19,540           $125,873
Preferred stock dividends                            (27,772)           (33,179)
                                                     -------           --------

Numerator for basic earnings per share:
Income available to common stockholders               (8,232)            92,694

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


Effect of dilutive securities:
Convertible debt                                        8,750                       8,791

Numerator for diluted earnings per share:
Income available to common stockholders
After assumed conversion                         $        518               $     101,485
                                                 ============               =============


Denominator:
Denominator for basic earnings per share:
Weighty average shares                              4,078,500                   4,143,300

Effect of dilutive securities:
Convertible preferred stock                         3,411,270                   3,639,788
Convertible debt                                      933,333                   1,400,000
                                                 ------------               -------------

Dilutive potential common shares                    4,344,603                   5,039,788
                                                 ------------               -------------

Denominator for diluted earnings per share          8,423,103                   9,183,088
                                                 ============               =============

Basic earnings per share                         $      (0.00)              $        0.02
                                                 ============               =============

Diluted earnings per share                       $      (0.00)              $        0.01
                                                 ============               =============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Jupiter Marine International Holdings, Inc. (JMIH), a Florida corporation, was incorporated on May 19, 1998. On May 26, 1998, JMIH acquired all of the outstanding shares of common stock of Jupiter Marine International, Inc.(JMI), a boat manufacturing company, which was incorporated under the laws of the State of Florida on November 7, 1997. On February 17, 2000 JMIH purchased certain of the assets of Phoenix Marine International, Inc. JMIH formed a new wholly owned subsidiary, Phoenix Yacht Corporation (Phoenix) to hold these assets. JMIH, JMI and Phoenix will sometimes be collectively referred to as the "Company". The Company's principal offices and manufacturing facilities are located in Port Everglades, Florida. The Company's Web site address is www.jupitermarine.com.

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

Net Sales

         The Company's net sales were $1,925,381 for the quarter ended October 27, 2001 an increase $135,431 (or 7.6%) as compared to $1,789,950 for the quarter ended October 28, 2000. Management believes the Company's reputation for building high quality and very seaworthy boats contributed to this sales increase even though the economy continues to be sluggish. Management cautions that there can be no assurances that retail demand for its product will continue to go against the economic trend. Management also believes the Company's advertising campaign, boating magazine articles and boat show participation has increased the awareness of the Jupiter and Phoenix brands to the retail customer which may have also contributed to increased sales. The average sales price per boat for the quarter ended October 27, 2001 was $128,359 as compared to $105,291 for the same quarter last year. This change is due to the sale of larger, more expensive boats. Our order backlog has been reduced to less than six weeks due to seasonality and the uncertain economy.

Cost of Sales

         Cost of sales for the quarter ended October 27, 2001 was $1,456,030 resulting in $469,351 of gross margin or 24.4% of net sales. For the quarter ended October 28, 2000 cost of sales was $1,429,584 and gross margin was $360,366 or 20.1% of net sales. The improvement in gross margin dollars and percentage of net sales is due to improved manufacturing efficiencies, reductions in material cost and better capacity utilization.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses were $264,754 an increase of $10,099 (3.9%) for the quarter ended October 27, 2001, or 13.8% of net sales, as compared to $254,655, or 14.2% of net sales for the quarter ended October 28, 2000. This dollar increase is primarily due to the cost associated with the addition of a full time chief financial officer on July 1, 2001. The increase, however, was partially offset by reduced spending in other general and administrative accounts.

         Depreciation and amortization expense increased $13,973 to $70,073 for the quarter ended October 27, 2001 as compared to $56,100 for the same quarter last year, Leasehold improvement additions and new boat molds account for this increase.

         Interest expense decreased by $27,259 to $8,791 for the quarter ended October 27, 2001, compared to $36,050 for the same quarter of the prior year, because of the repayment of short term borrowings and the deemed discount for warrants issued in connection with repaid notes payable issued in fiscal year 2000.

Liquidity and Capital Resources

         The Company, from its inception, has experienced poor cash flows and has met its cash requirements by issuing, through private placements, its common and preferred stock and through third party loans. On December 7, 2001 the Company finalized a revolving line of credit with a financial institution in the amount of $250,000. In addition to the additional funds from this loan, management has the ability to reduce certain marketing and administrative costs, if necessary, in order to maintain adequate liquidity. The Company believes the loan proceeds will be adequate to fund its on-going operations. The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing.

         Inventories increased by $15,533 to $914,201 at October 27, 2001 compared to $898,668 at July 28, 2001 as a result of higher production. Expenditures made for molds and tooling were $88,701 for the three months ended October 27, 2001 as compared to $20,320 for the three months ended October 28, 2000. This increase is due to a major tooling change to our product line for model year 2002. Accounts payable increased by $149,128 during this same period due to increased inventory and additional terms from vendors. Customer deposits decreased during the three months ended October 27, 2001 as boats relating to these deposits were delivered.

         The Company does not anticipate any significant purchase of equipment in the near future. The number and level of employees at October 27, 2001 should be adequate to fulfill the production schedule.

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


                                   JUPITER MARINE INTERNATIONAL
                                   HOLDINGS, INC.


Date: December 11, 2001            By: /s/ Carl Herndon
                                   -----------------------------------------
                                   Carl Herndon, Director, CEO and President