Form 10QSB
period 2002-01-26
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2003-04-09
CIK 1063154

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 26, 2002
                                                ----------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from.......................to.........................

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

     Yes [ ]    No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

                  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 26, 2002, there were 4,143,300 outstanding shares of $.001 par value common stock.

                  Transitional Small Business Disclosure Format (check one):

     Yes [ ]    No [X]

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                                                                                          Page
                                                                                                          ----
Part 1.  Financial Information                                                                              3
-------  ---------------------

Item 1.  Consolidated Financial Statements                                                                  3

         Balance Sheets as of January 26, 2002 and July 28, 2001                                            3-4

         Statements of Operations for the three months and six months ended
         January 26, 2002 and January 27, 2001                                                              5

         Statements of Cash Flows for the six months ended January 26, 2002
         and January 27, 2001                                                                               6

         Notes to consolidated financial statements                                                         7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                                      8

Item 3.  Controls and Procedures                                                                            10

Part II. Other Information                                                                                  11
-------- -----------------

Item 1.  Legal Proceedings                                                                                  11

Item 2.  Changes in Securities and Use of Proceeds                                                          11

Item 3.  Defaults Upon Senior Securities                                                                    11

Item 4.  Submissions of Matters to a Vote of Security Holders                                               11

Item 5.  Other Information                                                                                  11

Item 6.  Exhibits and reports on Form 8-K                                                                   11

Part 1.  Financial Information

Item 1.  Consolidated Financial Statements


                   Jupiter Marine International Holdings, Inc.
                           Consolidated Balance Sheets

                                                                      January 26,   July 28,
                                                                         2002         2001
Assets                                                               (unaudited)   (audited)
                                                                     -----------   ----------
Current assets:
        Cash and cash equivalents                                     $   15,804   $   73,068
        Accounts receivable                                               12,563        9,617
        Inventory                                                        977,412      898,668
        Prepaid expenses                                                  25,725       48,521
                                                                      ----------   ----------

                    Total current assets                               1,031,504    1,029,874

Property and equipment:
        Boat molds                                                     1,304,627    1,215,926
        Leasehold improvements                                           251,070      247,670
        Machinery and equipment                                          161,620      157,431
        Office furniture and equipment                                    41,605       39,583
                                                                      ----------   ----------
                                                                       1,758,922    1,660,610
        Less accumulated depreciation and amortization                   878,080      735,417
                                                                      ----------   ----------

                    Property and equipment, net                          880,842      925,193
                                                                      ----------   ----------

Deposits and other                                                        42,580       36,905
                                                                      ----------   ----------

                    Total assets                                      $1,954,926   $1,991,972
                                                                      ==========   ==========

           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc.
                           Consolidated Balance Sheets


                                                                               January 26,       July 28,
Liabilities and Stockholders' Equity                                               2002           2001
                                                                               (unaudited)      (audited)
                                                                               -----------    -----------
Current liabilities:
        Accounts payable                                                           693,337        377,621
        Accrued expenses                                                            90,490         84,044
        Customer deposits                                                          110,000        537,128
        Warranty reserve                                                            55,880         54,694
        Current portion of debt                                                    250,000             --
                                                                               -----------    -----------

                    Total current liabilities                                    1,199,707      1,053,487

Long-term liabilities:
        Accrued interest payable                                                    71,459         53,957
        Debt less current portion                                                  350,000        350,000
                                                                               -----------    -----------

                    Total liabilities                                            1,621,166      1,457,444

Stockholders' equity
   Convertible preferred stock, $.001 par value, 5,000,000
     shares authorized ($1,498,000 aggregate liquidation preference)
        Series A, 315,000 shares issued and outstanding                                315            315
        Series B, 329,000 shares issued and outstanding                                329            329
        Series C, 854,000 shares issued and outstanding                                854            854
   Common stock, $.001 par value, 50,000,000 shares authorized
        4,143,300 issued and outstanding                                             4,144          4,144
        Additional paid-in capital                                               2,360,402      2,302,133
        Accumulated deficit                                                     (2,032,284)    (1,773,247)
                                                                               -----------    -----------

                    Total stockholders' equity                                     333,760        534,528

                                                                               -----------    -----------
                    Total liabilities and stockholders' equity                 $ 1,954,926    $ 1,991,972
                                                                               ===========    ===========

        See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months      Three Months       Six Months        Six Months
                                                               Ended             Ended            Ended              Ended
                                                         January 26, 2002  January 27, 2001  January 26, 2002  January 27, 2001
                                                         ----------------  ----------------  ----------------  ----------------
Net sales                                                   $ 1,239,183       $ 1,748,286      $ 3,164,564       $ 3,538,236

Cost of sales                                                 1,191,008         1,390,090        2,647,038         2,819,674
                                                            -----------       -----------      -----------       -----------

Gross profit                                                     48,175           358,196          517,526           718,562

Operating expenses:
        Selling, general and administrative                     292,040           241,752          556,794           496,407
        Depreciation                                             72,591            56,310          142,664           112,410
                                                            -----------       -----------      -----------       -----------
        Total operating expenses                                364,631           298,062          699,458           608,817

Other income (expenses):
        Interest expense                                        (10,185)          (22,232)         (18,976)          (58,282)
        Other                                                        --             2,186              140             8,165
        Litigation loss                                              --          (120,000)              --          (120,000)
                                                            -----------       -----------      -----------       -----------
        Total other expense                                     (10,185)         (140,046)         (18,836)         (170,117)

Net Loss                                                       (326,641)          (79,912)        (200,768)          (60,372)

        Dividends on preferred stock                            (25,090)                           (58,269)

Net loss applicable to common stockholders                  $  (351,731)      $   (79,912)     $  (259,037)      $   (60,372)
                                                            ===========       ===========      ===========       ===========

Weighted average number of shares of common
  stock outstanding                                           4,169,400         4,169,400        4,169,400         4,124,250

Net loss per common share - basic and diluted               $     (0.08)      $     (0.02)     $     (0.06)      $     (0.02)
                                                            ===========       ===========      ===========       ===========

           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc.
                      Consolidated Statements of Cash Flows
         For the Six Months Ended January 26, 2002 and January 27, 2001
                                   (Unaudited)

                                                                              Six Months            Six Months
                                                                                 Ended                Ended
                                                                            January 26, 2002      January 27, 2001
                                                                            ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  $(200,768)             $ (60,372)
     adjustments to reconcile net loss to
         net cash (used in) provided by operating activities:
         Depreciation and amortization                                           142,664                112,410
         Amortization of deemed discount on notes payable                             --                 26,800
         Changes in assets and liabilities:
            (Increase) decrease in accounts receivable                            (2,946)                  (993)
            (Increase) decrease in inventories                                   (78,744)              (293,405)
            (Increase) decrease in prepaid expenses                               22,796                 (2,097)
            (Increase) decrease in other assets                                   (5,675)                   830
            Increase (decrease) in accounts payable                              315,715                (76,154)
            Increase (decrease) in accrued expenses                                6,446                (30,362)
            (Decrease) increase in customer deposits                            (427,128)               465,875
            Increase in accrued litigation loss                                       --                120,000
            Increase in accrued interest                                          17,502                  8,465
            Increase (decrease) in warranty reserve                                1,186                 16,939
                                                                               ---------              ---------

                         Net cash (used in) provided by
                           operating activities                                 (208,952)               287,936
                                                                               ---------              ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                          (98,312)              (183,765)
                                                                               ---------              ---------

                         Net cash used in investing activities                   (98,312)              (183,765)
                                                                               ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from issuance of debt                                       250,000
            Payment of debt                                                                            (250,000)
            Net proceeds from sale of preferred stock                                                    47,850
                                                                               ---------              ---------
                         Net cash provided by (used in)
                           financing activities                                  250,000               (202,150)
                                                                               ---------              ---------

                         Net increase (decrease) in cash                         (57,264)               (97,979)

CASH, beginning of period                                                         73,068                372,552
                                                                               ---------              ---------

CASH, end of period                                                            $  15,804              $ 274,573
                                                                               =========              =========

           See accompanying notes to consolidated financial statements
                                       6

                   Jupiter Marine International Holdings, Inc
                   Notes to consolidated Financial Statements
                                   (UNAUDITED)


Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 26, 2002, are not necessarily indicative of the results that may be expected for the year ending July 27, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended July 28, 2001.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Jupiter Marine International Holdings, Inc (JMIH), a Florida corporation, was incorporated on May 19, 1998. On May 26, 1998, JMIH acquired all of the outstanding shares of common stock of Jupiter Marine International, Inc. (JMI), a boat manufacturing company, which was incorporated under the laws of the State of Florida on November 7, 1997. On February 17, 2000 JMIH purchased certain of the assets of Phoenix Marine International, Inc. consisting of some molds for inboard powered sportfishing boats. JMIH formed a wholly owned subsidiary, Phoenix Yacht Corporation (Phoenix) to hold these assets. JMIH, JMI and Phoenix will sometimes be collectively referred to as the "Company." The Company's principal offices and manufacturing facilities are located in Port Everglades, Florida. The Company's web site address is www.jupitermarine.com.

         The Company designs, manufactures and markets a diverse mix of high quality sportfishing boats. The Jupiter product line currently consists of four outboard center console models: the classic 31' Open, a 31' Cuddy Cabin, a 27' Open and a 27' Console-berth model. The Phoenix models include a completely redesigned inboard powered 35' Flybridge Convertible as well as a 38' Flybridge Convertible. The Phoenix models are currently marketed under the Jupiter brand name.

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

Net Sales

         The Company's net sales decreased by $509,103 (or 29.1%) to $1,239,183 for the quarter ended January 26, 2002 as compared to $1,748,286 for the quarter ended January 27, 2001. For the six months ended January 26, 2002 sales were $3,164,564 as compared to $3,538,236 for the six months ended January 27, 2001, a decrease of $373,672 (or 10.6%). Management believes the decrease in sales was principally due to the negative affects of the tragedies of September 11 on the economy. Orders for new boat sales were very difficult to obtain during the months immediately following 9/11. In addition, dealers and their retail customers who were willing to buy only did so after they received a substantial discount. Management decided that for the long term viability of the Company it was better to offer product at a discount and keep the production line going instead of reducing the work force (and avoiding any risk that skilled employees would not return when economic conditions improve).

Cost of Sales and Gross Profit

         Cost of sales for the quarter ended January 26, 2002 was $1,191,008 resulting in $48,175 of gross profit or 3.9% of net sales. For the quarter ended January 27, 2001 cost of sales was $1,390,090 and gross profit was $358,196 or 20.5% of net sales. For the six months ended January 26, 2002 gross profit was $517,526 or 16.4% of net sales. For the same six months of last year gross margin was $718,562 or 20.3% of net sales. The decline in gross profit is attributable to the extra discounts given to solicit sales and manufacturing inefficiencies created by a nonexistent order back log.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses were $292,040 for the quarter ended January 26, 2002 as compared to $241,752 for the quarter ended January 27,2001, an increase of $50,288 (20.8%). For the six months ended January 26, 2002, operating expenses were $556,794. For the six months ended January 27, 2001, operating expenses were $496,407, an increase of $60,387 (12.2%). The increase in selling, general and administrative expense is attributable to expenses for the hiring of a chief financial officer, additional advertising and boat show costs.

         Interest expense decreased by $12,047 for the quarter ended January 26, 2002 because the quarter ended January 27, 2001 included interest on short term borrowings and $7,000 amortization of deemed discount for warrants issued in connection with notes payable issued in fiscal year 2001.

Liquidity and Capital Resources

         The Company, from its inception, had experienced negative cash flow and met its cash requirements by issuing, through private placements, its common and preferred stock and by additional borrowings. The Company anticipates that funds received from these sources and cash generated from operations should be sufficient to satisfy the Company's contemplated cash requirements for at least the next 12 months. After such time, the Company anticipates that cash generated from operations will be sufficient to fund its operations, although there can be no assurances that this will be the case.

         Inventories increased by $78,744 at January 26, 2002 compared to July 28, 2001 because of long lead-time orders that were scheduled prior to the reduction in production. Of the $98,312 expenditures for property and equipment, $88,701 was for new molds and tooling during the six months ended January 26, 2002. Accounts payable increased by $315,716 as the Company was forced to conserve cash. Customer deposits decreased during the six months ended January

26, 2002 as our dealers delayed reordering new boats due to the overall economic downturn after September 11.

         During November 2001 the Company negotiated a $250,000 revolving line of credit with a financial institution which expired November 2002 and was subsequently extended through May 31, 2003. The note on the line of credit bears interest at the financial institution index rate plus 2% (6.75% at July 27, 2002). The note is collateralized by all of the Company's assets and is personally guaranteed by Carl Herndon, president of the Company. The Company intends to renew the revolving line of credit or secure another line of credit with similar terms.

         The Company does not anticipate any significant purchase of equipment in the near future. The number and level of employees at January 26, 2002 should be adequate to fulfill the production schedule.

Item 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

         Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Accounting Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in internal controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         On July 20, 1999, Peter Fallon filed a lawsuit against JMI in Palm Beach County alleging that JMI was obligated to pay a debt Mr. Fallon incurred on behalf of Jupiter 31, Inc. Jupiter 31 is the entity from which JMI purchased the Jupiter molds and tooling. On February 27, 2001, JMI participated in a jury trial in the fifteenth judicial circuit in and for Palm Beach County, Florida. The jury returned a verdict in favor of plaintiff Peter Fallon for the sum of $70,000 plus prejudgment interest from December 2, 1997, in the amount of $22,890 for a total of $92,890. The Company subsequently entered into a Settlement Agreement on March 30, 2001 with Mr. Fallon for $92,000. The Company has paid the settlement in full.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed as part of this report:

             99.1     Certification of Principal Executive Officer

             99.2     Certification of Principal Accounting Officer

         (b) Reports on Form 8-K

         Subsequent to the period covered by this report, the following current reports on Form 8-K were filed by the Company:

         On August 14, 2002, the Company filed a Current Report on Form 8-K to disclose that on July 26, 2002, the Board of Directors of the Company approved the engagement of Spicer, Jeffries & Co. as independent auditors of the Company for the fiscal year ended July 27, 2002, to replace the firm of BDO Seidman, LLP, who were dismissed as the Company's auditors, effective July 26, 2002.

         On November 26, 2002 the Company filed a Current Report on Form 8-K to disclose that on November 21, 2002 Triton Holdings International Corp., ("Triton") the holder of a $350,000 secured promissory note due on January 14, 2003 (the "Senior Note") issued by the Company sold the Senior Note to Carl Herndon and Lawrence Tierney, whom are officers and directors of the Company. The Senior Note was only sold to Messrs. Herndon and Tierney after the Company was unable to satisfy payment of the Senior Note, despite seeking financing from unrelated third parties on the same or similar terms. In connection with the purchase of the Senior Note, Herndon and Tierney have extended the term of the Senior Note through February 14, 2004. Further, and pursuant to the terms of the Senior Note, Herndon and Tierney received an aggregate of 1,808,098 shares of the Company's common stock which would otherwise have been issued to Triton pursuant to the Senior Note and 500,000 shares of the Company common stock held by Triton.

         Herndon and Tierney paid Triton $400,000 (the "Purchase Price") payable in the amount of $150,000 cash and a Secured Promissory Note in the principal amount of $250,000. The Secured Promissory Note is secured by a first mortgage on real estate owned by Mr. Herndon and leased to the Company.

         In consideration for delivery of the Purchase Price, Triton transferred and assigned to Herndon (1) all right, title and interest under a Security Agreement dated as of January 14, 1999, by and between the Company and Triton;
(2) and all right, title and interest under the Management Agreement dated January 14, 1999, by and between the Company and Triton. Mr. Herndon has cancelled the Management Agreement and forgiven all outstanding fees and obligations due under the Management Agreement.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 9, 2003.

                                     JUPITER MARINE INTERNATIONAL HOLDINGS, INC.


Dated: April 9, 2003                 By: /s/ Carl Herndon, Sr.
                                         ---------------------
                                         Carl Herndon, Sr., Director,
                                         Chief Executive Officer and President


Dated: April 9, 2003                 By: /s/ Lawrence Tierney
                                         --------------------
                                         Lawrence Tierney, Director,
                                         Chief Financial Officer and Secretary

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Jupiter Marine International Holdings, Inc. (the Registrant") on Form 10-QSB for the period ending January 26, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Carl Herndon, the Principal Executive Officer of the Registrant, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant.

         2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

         3. Based on my knowledge, the financial statements and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

         4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

                  c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls;

         6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  April 9, 2003                /s/ Carl Herndon
                                    --------------------------------------------
                                    Carl Herndon, Principal Executive Officer

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Jupiter Marine International Holdings, Inc. (the "Registrant") on Form 10-QSB for the period ending January 26, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Lawrence Tierney, the Principal Accounting Officer of the Registrant, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant.

         2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

         3. Based on my knowledge, the financial statements and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

         4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

                  c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls;

         6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  April 9, 2003              /s/ Lawrence Tierney
                                  ----------------------------------------------
                                  Lawrence Tierney, Principal Accounting Officer