Form 10QSB
period 2002-04-27
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2003-04-09
CIK 1063154

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 27, 2002
                                                 --------------

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

 For the transition period from........................to.......................

 Commission file number.........................................................

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

     Yes [ ]        No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

                  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 27, 2002, there were 4,143,300 outstanding shares of $.001 par value common stock.

                  Transitional Small Business Disclosure Format (check one):

     Yes [ ]        No [X]

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                                                                                Page
                                                                                                ----
Part 1.  Financial Information                                                                   3
-------  ---------------------

Item 1.  Consolidated Financial Statements                                                       3

         Balance Sheets as of and April 27, 2002 and July 28, 2001                               3-4

         Statements of Operations for the three months and nine months
         ended April 27, 2002 and April 28, 2001                                                 5

         Statements of Cash Flows for the nine months ended April 27,
         2002 and April 28, 2001                                                                 6

         Notes to consolidated financial statements                                              7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                           8

Item 3.  Controls and Procedures                                                                 11

Part II. Other Information                                                                       11
-------- -----------------

Item 1.  Legal Proceedings                                                                       11

Item 2.  Changes in Securities and Use of Proceeds                                               11

Item 3.  Defaults Upon Senior Securities                                                         12

Item 4.  Submissions of Matters to a Vote of Security Holders                                    12

Item 5.  Other Information                                                                       12

Item 6.  Exhibits and reports on form 8-K                                                        12

Part 1.  Financial Information

Item 1.  Consolidated Financial Statements


                   Jupiter Marine International Holdings, Inc.
                           Consolidated Balance Sheets

                                                                                    April 27,     July 28,
                                                                                       2002         2001
Assets                                                                             (unaudited)   (audited)
                                                                                   -----------   ----------
Current assets:
        Cash and cash equivalents                                                   $  226,469   $   73,068
        Accounts receivable                                                             96,107        9,617
        Inventory                                                                    1,083,667      898,668
        Prepaid expenses                                                                    --       48,521
                                                                                    ----------   ----------

                    Total current assets                                             1,406,243    1,029,874

Property and equipment:
        Boat molds                                                                   1,304,627    1,215,926
        Leasehold improvements                                                         251,070      247,670
        Machinery and equipment                                                        161,620      157,431
        Office furniture and equipment                                                  43,015       39,583
                                                                                    ----------   ----------
                                                                                     1,760,332    1,660,610
        Less accumulated depreciation and amortization                                 954,670      735,417
                                                                                    ----------   ----------

                    Property and equipment, net                                        805,662      925,193
                                                                                    ----------   ----------


Deposits and other                                                                      42,580       36,905
                                                                                    ----------   ----------


                    Total assets                                                    $2,254,485   $1,991,972
                                                                                    ==========   ==========

        See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc.
                           Consolidated Balance Sheets


                                                                                 April 27,       July 28,
Liabilities and Stockholders' Equity                                                2002           2001
                                                                                (unaudited)     (audited)
                                                                                -----------   -----------
Current liabilities:
        Accounts payable                                                           822,474        377,621
        Accrued expenses                                                           175,006         84,044
        Customer deposits                                                          200,120        537,128
        Warranty reserve                                                            56,779         54,694
        Current portion of debt                                                    375,000             --
                                                                               -----------    -----------

                    Total current liabilities                                    1,629,379      1,053,487

Long-term liabilities:
        Accrued interest payable                                                    80,209         53,957
        Debt less current portion                                                  350,000        350,000
                                                                               -----------    -----------

                    Total liabilities                                            2,059,588      1,457,444
                                                                               -----------    -----------

Stockholders' equity
   Convertible preferred stock, $.001 par value,
     5,000,000 shares authorized $1,498,000 aggregate liquidation preference):
        Series A, 315,000 shares issued and outstanding                                315            315
        Series B, 329,000 shares issued and outstanding                                329            329
        Series C, 854,000 shares issued and outstanding                                854            854
   Common stock, $.001 par value, 50,000,000 shares authorized
        4,144,000 issued and outstanding                                             4,144          4,144
        Additional paid-in capital                                               2,385,492      2,302,133
        Accumulated deficit                                                     (2,196,237)    (1,773,247)
                                                                               -----------    -----------

                    Total stockholders' equity                                     194,897        534,528


                                                                               -----------    -----------
                    Total liabilities and stockholders' equity                 $ 2,254,485    $ 1,991,972
                                                                               ===========    ===========

        See accompanying notes to consolidated financial statements

                 Jupiter Marine International Holdings, Inc
                   Consolidated Statements of Operations
                                (Unaudited)

                                                                Three Months      Three Months     Nine Months     Nine Months
                                                                    Ended            Ended            Ended           Ended
                                                               April 27, 2002    April 28, 2001   April 27, 2002  April 28, 2001
                                                               --------------    --------------   --------------  --------------
Net sales                                                        $ 1,948,380      $ 1,851,608      $ 5,112,944     $ 5,389,844

Cost of sales                                                      1,656,039        1,498,182        4,303,077       4,317,856
                                                                 -----------      -----------      -----------     -----------

Gross profit                                                         292,341          353,426          809,867       1,071,988

Operating expenses:
        Selling, general and administrative                          344,958          344,280          901,752         840,687
        Depreciation                                                  76,591           63,615          219,255         176,025
                                                                 -----------      -----------      -----------     -----------
        Total operating expenses                                     421,549          407,895        1,121,007       1,016,712

Other income (expenses):
        Interest expense                                              (9,655)          (8,751)         (28,631)        (67,033)
        Other                                                             --              107              140           8,272
        Litigation recovery (loss)                                        --           28,000               --         (92,000)
                                                                 -----------      -----------      -----------     -----------
        Total other expenses                                          (9,655)          19,356          (28,491)       (150,761)

Net Loss                                                            (138,863)         (35,113)        (339,631)        (95,485)

        Dividends on preferred stock                                 (25,090)              --          (83,359)

Net loss applicable to common stockholders                       $  (163,953)     $   (35,113)     $  (422,990)    $   (95,485)
                                                                 ===========      ===========      ===========     ===========

Weighted average number of shares of common stock outstanding      4,170,000        4,170,000        4,170,000       4,170,000

Net loss per common share - basic and diluted                    $     (0.04)     $     (0.01)     $     (0.10)    $     (0.02)
                                                                 ===========      ===========      ===========     ===========

           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             Nine Months         Nine Months
                                                                                Ended               Ended
                                                                            April 27, 2002      April 28, 2001
                                                                            --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $(339,631)         $ (95,485)
     adjustments to reconcile net loss to
         net cash (used in) provided by operating activities:
         Depreciation and amortization                                            219,255            176,025
         Amortization of deemed discount on notes payable
         Changes in assets and liabilities:
            (Increase) in accounts receivable                                     (86,490)           (21,326)
            (Increase) in inventory                                              (184,999)          (172,434)
            (Increase) decrease in prepaid expenses                                48,521             (8,761)
            (Increase) decrease in other assets                                    (5,675)               830
            Increase in accounts payable                                          444,851             23,862
            Increase (decrease) in accrued expenses                                90,962            (21,198)
            (Decrease) increase in customer deposits                             (337,008)           240,163
            Increase in accrued litigation loss                                        --             66,000
            Increase in accrued interest                                           26,252              6,382
            Increase in warranty reserve                                            2,085             14,160
                                                                                ---------          ---------

                         Net cash (used in) provided by
                           operating activities                                  (121,877)           208,218
                                                                                ---------          ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                           (99,722)          (230,324)
                                                                                ---------          ---------

                         Net cash used in investing activities                    (99,722)          (230,324)
                                                                                ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from issuance of debt                                        375,000
            Repayment of debt                                                                       (223,200)
            Net proceeds from sale of preferred stock                                                 47,850
                                                                                ---------          ---------
                         Net cash provided by (used in)
                           financing activities                                   375,000           (175,350)
                                                                                ---------          ---------

                         Net increase (decrease) in cash                          153,401           (197,456)

CASH, beginning of period                                                          73,068            372,552
                                                                                ---------          ---------

CASH, end of period                                                             $ 226,469          $ 175,096
                                                                                =========          =========

           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc
                   Notes to consolidated Financial Statements
                                   (UNAUDITED)


Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 27, 2002, are not necessarily indicative of the results that may be expected for the year ending July 27, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended July 28, 2001.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Jupiter Marine International Holdings, Inc. (JMIH), a Florida corporation, was incorporated on May 19, 1998. On May 26, 1998, JMIH acquired all of the outstanding shares of common stock of Jupiter Marine International, Inc. (JMI), a boat manufacturing company, which was incorporated under the laws of the State of Florida on November 7, 1997. On February 17, 2000 JMIH purchased certain of the assets of Phoenix Marine International, Inc. consisting of some molds for inboard powered sportfishing boats. JMIH formed a wholly owned subsidiary, Phoenix Yacht Corporation (Phoenix) to hold these assets. JMIH, JMI and Phoenix will sometimes be collectively referred to as the "Company". The Company's principal offices and manufacturing facility are located in Port Everglades, Florida. The Company's web site address is www.jupitermarine.com.

         The Company designs, manufactures and markets a diverse mix of high quality sportfishing boats under the Jupiter name. The outboard product line currently consists of four outboard powered center console models:

         31' Open Center Console
         31' Cuddy Cabin
         27' Open Center Console
         27' Console-berth model

         The inboard models include a completely redesigned inboard powered 35' Flybridge Convertible as well as a 38' Flybridge Convertible. These models were initially marketed under the Phoenix name. However, effective February 2002 the Company markets its products only under the Jupiter name.

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

Net Sales

         The Company's net sales for the third quarter ended April 27, 2002 were $1,948,380, an increase of $96,772 from the third quarter ended April 28, 2001. For the nine months ended April 27, 2002 net sales were $5,112,944 compared to $5,389,844 for the nine months ended April 28, 2001. Sales for the third quarter rebounded nicely from the second quarter of this year. However, in order to entice our dealers and their customers to buy boats extra promotional discounts were given. The effect of this extra discounting was that we were able to retain most of our skilled work force but at the sacrifice of gross profit. Management felt that it would be extremely difficult to replace these people once they were furloughed. For the nine-months ended April 27, 2002 sales were $276,900 below the similar period last year due to the poor second quarter following 9/11.

         Management decided that it would be more cost effective to market all of its products under the Jupiter brand name. All advertising material will now be focused on developing the Jupiter brand. Additionally, there will be less confusion in the retail market place and at boat shows. Therefore, effective February 2002 the 35' Flybridge will now be called a Jupiter 35' Flybridge.

         The condition of the United States economy has had an adverse affect on the marine industry as a whole. Management is concerned that this condition may continue to have a negative effect on the Company's business in the future.

Cost of Sales and Gross Profit

         Cost of sales for the quarter ended April 27, 2002 was $1,656,039 resulting in $292,341 of gross profit or 15.0% of net sales. For the quarter ended April 28, 2001 cost of sales was $1,498,182 and gross profit was $353,426 or 19.1% of net sales. For the nine months ended April 27, 2002 gross profit was $809,867 or 15.8% of net sales. For the same nine months last year gross profit was $1,071,988 or 19.9% of net sales. This reduction in gross profit is a result of the extra sales discounts given to maintain sales and, to a lesser degree, manufacturing inefficiencies.

Operating Expenses

         Selling, general and administrative of $ 344,958 remained about equal to last year for the same quarter. For the nine months ended April 26, 2002 selling, general and administrative expenses were $901,752, an increase of $61,065 as compared to the same none month of last year. The increase expenditures is attributable to the hiring of a Chief Financial Officer at July 27, 2001 and higher expenses associated with the Miami International Boat Show.

Other Income (Expense)

         Interest expense decreased for the nine months ended April 26, 2002 because of interest on short term borrowings, which were repaid during December

2000, and $7,000 amortization of deemed discount for warrants issued in connection with notes payable issued in fiscal year 2001.

         A litigation loss estimate of $120,000 was recorded in the quarter ended January 27, 2001. However, the final settlement was $92,000 resulting in a gain of $28,000 during the quarter ended April 28, 2001.

Liquidity and Capital Resources

         The Company, from its inception, has experienced negative cash flows and met its cash requirements by borrowings and by issuing, through private placements, its common and preferred stock. The Company anticipates that funds received from these sources and cash generated from operations should be sufficient to satisfy the Company's contemplated cash requirements for at least the next twelve months. After such time, the Company anticipates that cash generated from operations will be sufficient to fund its operations, although there can be no assurances that this will be the case.

         Accounts receivable increased by $86,490 at April 27, 2002 because a boat that was delivered at month-end was not paid by the floor plan Company until the beginning of May 2002. Floor plan companies usually take from one to four days to make payments. Inventory increased by $184,999 to $1,083,667 at April 26, 2002 compared to $898,668 at April 28, 2001 due to more 35' Flybridge units in production. Expenditures made for molds and tooling were $88,701 for the nine months ended April 27, 2002 as compared to $230,324 for the nine months ended April 28, 2001, when the Phoenix tooling was initially purchased.

         Accounts payable increased by $444,851 at April 27, 2002 from fiscal year ended July 28, 2001 due to the Company's necessity to conserve cash and, to some extent, as a result of increased inventory. Customer deposits decreased by $337,008 during the nine months ended April 26, 2002 because of the reluctance of our dealers to commit to production slots.

         The Company secured a revolving line of credit with a financial institution during November 2001 initially used primarily for the construction of the 35' Flybridge model. During November 2001 the Company negotiated a $250,000 revolving line of credit with a financial institution which expired November 2002 and was subsequently extended through May 31, 2003. The note on the line of credit bears interest at the financial institution index rate plus 2% (6.75% at July 27, 2002). The note is collateralized by all of the Company's assets and is personally guaranteed by Carl Herndon, president of the Company. The Company intends to renew the revolving line of credit or secure another line of credit with similar terms.

         Additionally, during April 2002 the Company received proceeds of $125,000 from bridge loan financing.

         During the nine months ended April 28, 2001 the Company sold, through a private placement, 55,000 shares of Series C Convertible Preferred Stock for $1 per share resulting in proceeds of $47,850, net of expenses.

         The Company does not anticipate any significant purchase of equipment in the near future. The number and level of employees at April 26, 2002 should be adequate to fulfill the production schedule.

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

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During April and May of 2002, in connection with three notes payable totaling $125,000, the Company issued an aggregate of 125,000 warrants to three note holders, each warrant exercisable to purchase one share of common stock, at any time during a period of five years ending in March and April 2005. The warrants are exercisable at $.50 per share. The warrants were issued under the exemption from registration provided by Section 4(2) of the Securities Act. The investors had access to information concerning the Company and the opportunity to ask questions about the Company.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed as part of this report:

             99.1     Certification of Principal Executive Officer

             99.2     Certification of Principal Accounting Officer

         (b) Reports on Form 8-K

         Subsequent to the period covered by this report, the Company filed the following reports on Form 8-K:

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

                                     JUPITER MARINE INTERNATIONAL HOLDINGS, INC.


Dated: April 9, 2003                 By: /s/ Carl Herndon, Sr.
                                         ---------------------
                                         Carl Herndon, Sr., Director,
                                         Chief Executive Officer and President


Dated: April 9, 2003                 By: /s/ Lawrence Tierney
                                         --------------------
                                         Lawrence Tierney, Director,
                                         Chief Financial Officer and Secretary

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Jupiter Marine International Holdings, Inc. (the Registrant") on Form 10-QSB for the period ending April 27, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Carl Herndon, the Principal Executive Officer of the Registrant, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, that:

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



DATE: April 9, 2003                 /s/ Carl Herndon
                                    -----------------------------------------
                                    Carl Herndon, Principal Executive Officer

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Jupiter Marine International Holdings, Inc. (the "Registrant") on Form 10-QSB for the period ending April 27, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Lawrence Tierney, the Principal Accounting Officer of the Registrant, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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