Form 10KSB
period 2002-07-27
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2003-06-05
CIK 1063154

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 27, 2002
                         Commission file number 0-26617

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

          Title of Each Class     Name of Each Exchange on Which Registered
          -----------------------------------------------------------------
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

          Title of Each Class     Name of Each Exchange on Which Registered
          -----------------------------------------------------------------
                                  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $6,931,551

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. ($0.20 on March 28, 2003) $637,662.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 1, 2003: 6,681,408 Shares of Common Stock; 315,000 Series A Preferred Shares; 401,000 Series B Preferred Shares; and 848,757 Series C Preferred Shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
- None -

Transitional Small Business Disclosure Format (Check One).   Yes [ ]    No [X]

                                                Table of Contents
                                                                                                  Page
                                                                                                  ----

PART I
------

Item 1.       Description of Business............................................................   3

Item 2.       Description of Property............................................................   8

Item 3.       Legal Proceedings..................................................................   8

Item 4        Submission of Matters to a Vote of Security Holders................................   8

PART II
-------

Item 5.       Market for Common Equity and Related Stockholder Matters...........................   9

Item 6.       Management's Discussion and Analysis or Plan of Operation..........................   11

Item 7.       Financial Statements...............................................................   15

Item 8.       Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure.............................................   15

PART III
--------

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act..................................   16

Item 10.      Executive Compensation.............................................................   18

Item 11.      Security Ownership of Certain Beneficial Owners and Management.....................   21

Item 12.      Certain Relationships and Related Transactions.....................................   23

Item 13.      Exhibits, List and Reports on Form 8-K.............................................   25

Item 14.      Controls and Procedures............................................................   26

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business

         Jupiter Marine International Holdings, Inc. (JMIH), a Florida corporation, was incorporated on May 19, 1998. On May 26, 1998, JMIH acquired all of the outstanding shares of common stock of Jupiter Marine International, Inc. (JMI), a boat manufacturing company, which was incorporated under the laws of the State of Florida on November 7, 1997. On February 17, 2000, JMIH purchased certain of the assets of Phoenix Marine International, Inc., mostly consisting of molds for inboard powered sportfishing boats. JMIH formed a new wholly owned subsidiary, Phoenix Yacht Corporation (Phoenix) to hold these assets. JMIH, JMI and Phoenix will sometimes be collectively referred to as the "Company". The Company's principal offices and manufacturing facilities are located in Port Everglades, Florida. The Company's web site address is www.jupitermarine.com.

         The Company designs, manufactures and markets a diverse mix of high quality outboard and inboard powered sportfishing boats under the Jupiter name. The outboard product line currently consists of four outboard powered center console models:

         31' Open Center Console
         31' Cuddy Cabin
         27' Open Center Console
         27' Console-berth model

         The inboard models include a completely redesigned 35 foot Flybridge Convertible as well as a 38 foot Flybridge Convertible. These models were initially marketed under the Phoenix name. However, effective February 2002 the Company markets its product only under the Jupiter name.

Products

         THE OUTBOARD LINE

         The list prices for the Jupiter 31 models range from $123,580 to $129,970 and from $84,660 to $95,780 for the Jupiter 27. Optional equipment specified by the customer is additional. The Company provides each boat purchaser with a limited lifetime hull structure warranty and a 12 month warranty on any other part manufactured by the Company.

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

         THE INBOARD LINE

         While these inboard boats are suitable for many different purposes, they are primarily used for fishing and fishing related activities. They also serve as excellent cruising vessels. The inboard 35' has a list price of $339,490. Optional equipment specified by the customer is additional. The Company provides each boat purchaser with a limited lifetime hull structure warranty and a 12-month warranty on any other part manufactured by the Company.

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

         Current production capacity is sufficient to accommodate approximately 16 boats in various stages of construction at any one time. Construction of a Jupiter outboard model, depending on size, takes approximately four weeks to complete while the inboard model takes approximately 12 weeks to complete.

         The Company built 62 boats during fiscal year 2002, which was approximately 60% of capacity. In order to reach capacity the Company would need to add new models to its line and hire additional employees, both skilled and unskilled. Should the production capacity be reached, the Company believes it could then further expand its manufacturing capacity by adding additional plant space, equipment and tooling.

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

Design

         The outboard powered product line's deep-v hulls are specifically designed to perform at high speeds in offshore sea conditions, while providing their passengers a smooth, comfortable and dry ride. There is no lean or cavitation (vibration and inefficiencies caused by boat propeller slippage occurring when a boat propeller does not have solid contact with the water) in a turn.

         The outboard line's performance characteristics result from its "posi-stern" hull design, developed by JMI, which reduces drag, planes faster, turns sharper, and increases fuel economy. This hull design, combined with stern lifting strakes, creates a variable dynamic lift that provides a level, stable, and soft ride.

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

         The 35' Flybridge uses a modified deep-v hull which incorporates high performance features such as an exaggerated hull flare that produces a soft and exceptionally dry ride, a wide beam with reverse chines to prevent roll and increase stability in a beam sea, and a mini keel that provides unmatched longitudinal strength. Most importantly, exclusive propeller pocket design improves the hull's efficiency by allowing for a lower shaft angle which reduces draft, makes the propellers more efficient and increases fuel economy.

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

JMI Sales and Marketing

         JMI's marketing efforts continues to focus on Carl Herndon's name and reputation in the boat manufacturing industry. Mr. Herndon has over 25 years of marine experience. His background includes building high quality boats ranging in length from 16' up to 80' in length and serving as the chief executive officer of Blackfin Yacht Corporation and Bertram Yachts, two highly regarded companies within the marine industry. In addition to his boat building expertise, Herndon has served as the President of the Marine Industries Association of South Florida, was appointed to the Boating Advisory Council by Florida's Governor, has served on numerous committees for the National Marine Manufacturers Association, and has lobbied in Washington, DC on behalf of the marine industry.

         JMI markets both its product lines in nationally circulated magazines and trade publications including Boating Magazine, Sports Fishing, Florida Sportsman, Motor Boating and Saltwater Sportsman. JMI intends to attend most major boat shows and exhibitions, as well as possibly sponsoring boats in fishing tournaments.

         The marketing of boats to retail customers is the direct responsibility of authorized dealers, whose efforts are supplemented by the Company through advertising in boating magazines and participation in boat shows. The Company`s dealers are located in the United States along the East Coast and Gulf of Mexico, as well as Puerto Rico. These dealers are not exclusive to the Company and may carry the boats of other companies. The Company uses discretion in locating new dealers in an effort to protect the interests of the existing dealers. The Company normally does not manufacture boats for inventory. Most boats are pre-sold to a dealer when entering the production line. The Company currently has agreements with 13 boat dealers compared to 15 in fiscal 2001. The Company is in the process of seeking additional qualified boat retailers to act as dealers.

         The Company sells all of its boats through retail dealers primarily on a cash-on-delivery basis. However, approximately 29% of Company shipments are made pursuant to commercial dealer floor plan financing programs in which the Company participates on behalf of its dealers. Under these arrangements, a dealer establishes lines of credit with one or more third-party lenders for the purchase of showroom inventory. When a dealer purchases a boat pursuant to a floor plan arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat, net of shipping charges, directly to the Company.

         The outboard line competes directly with the following manufacturers in its market segment: Intrepid Powerboats, Inc., Contender Boats, Inc., Grady-White Boats, Pursuit, a Division of S2 Yachts, and Regulator. The inboard model competes with similar models of Cabo Yachts, Inc., Egg Harbor Yacht Company and Riviera.

Employees

         Paychex Business Solutions has been engaged by JMIH to provide all personnel and human resource management services. The Company employs approximately 58 full-time personnel at its manufacturing facility, including 11 administrative and executive personnel. The agreement with Paychex may be terminated upon 30 days written notice. Management believes its relationship with its employees is good and does not foresee any difficulties in hiring additional employees.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases a 32,140 square foot facility located at 3391 S.E. 14th Avenue, Port Everglades, Florida. The facility maintains the Company's boat manufacturing operation and executive offices. The Company leases the facility from Carl Herndon, the Company's president, chief executive officer and director. The lease was renewed on July 27, 2002 for an additional five years or through July 2007. The renewed lease requires the Company to pay initial monthly lease payments of $14,383 per month plus applicable real estate and sales taxes. The lease payments are subject to a 5% annual increase The Company has an exclusive option to purchase the facility during certain periods until September 30, 2003 at a price between $1,250,000 and $1,500,000.

         Three additional buildings of 6,250, 3,240 and 5,000 square feet, which are located next to the main manufacturing facility, were leased from an independent lessor. The monthly rent for these buildings is $3,804, $2,284 and $2,870. The leases expire on March 31, 2003, July 31, 2003 and September 30, 2003. The Company currently intends to renew the lease expiring March 31, 2003. To date, the Company has not begun negotiations for renewing the lease. The Company will address the remaining two leases in the near future.

ITEM 3.  LEGAL PROCEEDINGS

         There are no significant material legal proceedings filed, or to the Company's knowledge, threatened against the Company.

         Jupiter 31, Inc., the company from which JMI purchased certain assets now used to operated its boat manufacturing business, failed to satisfy certain financial obligations with other parties which were delinquent. On July 20, 1999, Peter Fallon filed a lawsuit against the Company in Palm Beach County alleging that the Company was obligated to pay a debt incurred to Mr. Fallon by Jupiter 31, Inc. On February 27, 2001 JMI participated in a jury trail in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The Jury returned a verdict in favor of Mr. Fallon. The Company reached a financial settlement with Mr. Fallon to resolve the entire judgment in the amount of $92,000, including the issue of attorney fees, to be paid over 12 months. The Company has paid the settlement in full.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity

         The Company's common stock currently is traded on the Pink Sheets under the symbol "JMIH". The Company's common stock was previously quoted on the Over the Counter Bulletin Board (OTCBB). Prior to October 12, 2000, the Company's common stock was not publicly traded. The following table sets forth the high and low bid quotations for the Company's common stock as traded on the OTCBB or Pink Sheets for the calendar year periods indicated. The Company's common stock is thinly traded and transactions are sporadic. On March 28, 2003 the trading price of the Company's common stock was $.20. Quotations, as supplied by the Pink Sheets, reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

Period                                               High             Low
------                                               ----             ---

Quarter ended March 31, 2001                         $.48             $.48
Quarter ended June 30, 2001                          $.48             $.48
Quarter ended September 30, 2001                     $.48             $.25
Quarter ended December 31, 2001                      $.20             $.15
Quarter ended March 31, 2002                         $.20             $.20
Quarter ended June 30, 2002                          $.20             $.05
Quarter ended September 30, 2002                     $.10             $.01
Quarter ended December 31, 2002                      $.40             $.01

         As of the date of this report there are approximately 101 holders of record of the Company's common stock.

         The Company has never paid cash dividends on its common stock. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors. The Company has paid stock dividends on shares of its preferred stock, as disclosed below.

Related Stockholder Matters

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

         Under the terms of the Company's July 27, 2001 employment agreements with Lawrence Tierney and Carl Herndon, Jr., the officers were granted options to purchase a total of 500,000 shares of the Company's common stock as follows:
125,000 shares at $.50 per share, 125,000 shares at $.625, 125,000 shares at $.75 and 125,000 shares at $1.00. The options are fully vested and are exercisable for a period of five years.

         During April and May of 2002, in connection with three notes payable totaling $125,000, the Company issued an aggregate of 125,000 warrants to three note holders, each warrant exercisable to purchase one share of common stock, at any time during a period of five years ending in March and April 2005. The warrants are exercisable at $.50 per share.

         During the year ended July 27, 2002, 5,000 shares of Series B preferred stock were converted into 15,000 shares of common stock and 90,935 shares of Series C preferred stock were converted into 181,870 shares of common stock.

         On July 25, 2002, the Company issued options to five employees (including two executive officers) to purchase a total of 500,000 shares of the Company's common stock at $.10 per share for a period of five years.

         During the years ended July 27, 2002 and July 28, 2001, the Company declared dividends on its outstanding shares of preferred stock of approximately $108,506 and $113,212 for the periods from July 29, 2001 through July 27, 2002 and November 1998 through July 28, 2001, respectively, payable in shares of Series B preferred shares on Series A and B shares, and Series C preferred shares on Series C shares.

         On November 21, 2002, the Company's President and the Company's Chief Financial Officer purchased a note payable by the Company to Triton Holdings International Corp. in the amount of $350,000, plus accrued interest. Pursuant to the terms of the note, the Company's President and Chief Financial Officer were issued an aggregate of 1,808,098 shares, valued at a fair value of $36,162, of the Company's common stock which would have otherwise been issued to Triton.

         The above transactions (excluding the private placement of Series C Preferred Stock) were exempt from registration under Section 4(2) of the Securities Act. The securities were issued with legends restricting their transferability absent registration or applicable exemptions. The security holders received information regarding the Company or had knowledge of the Company's operations and business. Furthermore, the security holders had the opportunity to ask questions about the Company.

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

Plan of Operations

         The Company plans to grow the business by the addition of new features on present models and the introduction of new models. The Company would consider an acquisition candidate if their products would complement those offered by the Company and the result would enhance the service level provided by the Company. There are no discussions with any potential candidates at this time, nor has the Company identified any acquisition candidates.

Results of Operations

Net Sales
---------

         The Company's net sales increased by $86,738 (or 1.3%) from $6,844,813 for the fiscal year ended July 28, 2001 to $6,931,551 for the fiscal year ended July 27, 2002. The Company was able to maintain a level of sales consistent with last year during these difficult economic times. However, in order to maintain this sales level, additional promotional discounts were given. Management believed that it was in the best interest of the long term viability of the Company to keep as many of the skilled work force employed so that when economic conditions improve the Company will be in a much better position take advantage of economic up-turn.

         The average sales price per boat decreased from $115,218 in fiscal year 2001 to $111,799 in fiscal year 2002, with 58 boats sold in fiscal 2001 compared to 62 in fiscal 2002. This decrease was due to the cost of promotions mentioned above. Customer acceptance of the Company's products continues to remain very strong. At July 27, 2002 dealer inventory was relatively low. Due to the decline in the economy, our dealers have been very cautious on boat orders.

Consequently, order backlog has decreased from a range of approximately 2 to 3 months at July 28, 2001 and to approximately one month at July 27, 2002.

Cost of Sales
-------------

         Cost of sales for the year ended July 27, 2002 was $5,896,262 resulting in $1,035,289 of gross profit or 14.9% of net sales. For the year ended July 28, 2001 cost of sales was $5,691,867 and gross profit was $1,152,946 or 16.8% of net sales. This decrease in gross profit is the result of three factors: (1) more promotional discounts, (2) inefficiencies relating to a confused production schedule due to a lack of an orderly flow of orders and (3) a shift to less profitable product.

         The Company is continuing to make tooling modifications that should reduce production time while enhancing the overall appearance of the Company's products.

Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general and administrative expenses were $1,215,918 for the fiscal year ended July 27, 2002 compared to $1,030,916 for the fiscal year ended July 28, 2001, an increase of $185,002 or 17.9%. This increase is attributable to an increase in boat show participation, more administrative personnel and higher salaries. The Company increased it presence at the February 2002 Miami International Boat Show by obtaining inside display space which enabled the showing of the 35' Flybridge as well as our other product. The Miami show is our major, Company sponsored, show. The Company added a chief financial officer at the beginning of the year and up-graded the plant manager's position during the year. These staff additions plus normal salary increases contributed to the increase in general and administrative expenses.

Interest expense
----------------

         Interest expense decreased by $22,707, from $75,783 in fiscal year 2001 to $53,076 in fiscal 2002 due to the amortization of approximately $26,800 of deemed discounts in 2001 for warrants issued in fiscal 2000 in connection with two notes payable. Interest expense of $10,392 was incurred during fiscal year 2002 on a new $250,000 revolving line of credit with a financial institution.

Liquidity and Capital Resources

         The Company used net cash provided from fiscal 2002 operating activities of $83,584 as compared to $186,897 that was provided by operating activities during fiscal year 2001. Inventories increased by $117,822 for the year ended July 27, 2002 as a result of materials needed to support the production of the 35' Flybridge. Accounts payable increased by $238,418. However, customer deposits decreased by $330,773, as dealers became less willing to include deposit with orders. Of the $223,381 spent on property and equipment $205,876 was spent on boat molds. The addition of a $250,000 revolving credit line and $125,000 from bridge loan financing resulted in an overall increase in cash of $66,004.

         During the years ended July 27, 2002 and July 28, 2001, the Company had sales to two dealers representing 22% and 37% of 2002 net sales, and 19% and 25% of 2001 net sales.

         The Company, from its inception, has experienced poor cash flows and has met its cash requirements by issuing, through private placements, its common and preferred stock. In addition, the Company has met its financial obligations through third party loans.

         During November 2001 the Company negotiated a $250,000 revolving line of credit with a financial institution which expired November 2002. The line of credit was subsequently extended through November 2003 and increased to $500,000. The note on the line of credit bears interest at the financial institution's index rate plus 2% (6.75% at July 27, 2002 and 6.25% at May 1,
2003). The note is collateralized by all of the Company's assets and is personally guaranteed by Carl Herndon, president of the Company.

         The Company does not anticipate any significant purchases of equipment during fiscal year 2003. Additionally, the number and level of employees at July 27, 2002 should be adequate to fulfill the anticipated production schedule.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         On July 26, 2002, the Board of Directors the Company approved the engagement of Spicer, Jeffries & Co. as independent auditors of the Company for the fiscal year ended July 27, 2002, to replace the firm of BDO Seidman, LLP, ("BDO") who were dismissed as the Company's auditors, effective July 26, 2002. The dismissal of BDO was approved by the Company's Board of Directors.

         The reports of BDO on the Company's financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, audit scope, or accounting principles, however, they were modified to include an explanatory paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern.

         In connection with the audits of the Company's financial statements for the fiscal years ended July 29, 2000 and July 28, 2001, and in the subsequent unaudited interim period through July 26, 2002 (date of dismissal), there were no disagreements with BDO on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the subject matter in their report.

         During the Company's fiscal years ended July 29, 2000 and July 28, 2001, and during the period from July 29, 2001 until BDO's dismissal, there were no "reportable events" (as such term is defined in item 304(a)(1)(iv)(B) of Regulation S-B).

         BDO furnished the Company with a letter addressed to the Commission stating that it agreed with the above statements.

         During the Company's two most recent fiscal years and through the date of the Form 8-K, the Company did not consult Spicer, Jeffries & Co. with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-B.

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

Name                        Age               Position Held
----                        ---               -------------
Carl Herndon, Sr.           63            Director, President and Chief Executive Officer

Lawrence S. Tierney         56            Director, Vice President and Chief Financial Officer and
                                          Secretary

Carl Herndon, Jr.           36            Vice President Sales & Marketing

Carlo Corzine               43            Director

Key Employee
------------

Timothy Chalfant            52            Plant Manager and Chief Engineer

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

         Lawrence Tierney - On July 27, 2001 Mr. Tierney joined JMIH as vice president, chief financial officer and secretary. Mr. Tierney served JMIH as a director and consultant from January 1999 through his appointment as an executive officer and director. From April 1997 to July 2001, Mr. Tierney was the owner of Aamco Transmissions of Plant City, Florida. From March 1995 to March 1997, Mr. Tierney was chief financial officer of MAKO Marine International, Inc., a manufacturer of high quality offshore fishing boats. From June of 1993 to March of 1995, Mr. Tierney served as chief financial officer of

Chris Craft Boats, a wholly owned subsidiary of Outboard Marine Corporation
(OMC) a full line manufacturer of power boats. From June 1991 to June 1993, Mr. Tierney held the position of chief operating officer of Chris Craft Boats. From August 1986 to June 1991, Mr. Tierney was senior vice president of finance for Chris Craft. Mr. Tierney is a certified public accountant.

         Carl Herndon, Jr. - Mr. Herndon joined the Company in June 1998 as vice president of sales. He is the son of Carl Herndon and has spent his professional working career in the marine industry. Mr. Herndon started his career at Blackfin Yacht Corporation, right after high school, working on the shop floor. He progressed through the ranks as plant foreman, purchasing manager and ultimately plant manager. Mr. Herndon has experience in all aspects of fiberglass boat manufacturing. Mr. Herndon also served as national sales manager for Blackfin. He served as vice president of sales and was instrumental in doubling Blackfin's dealer base which contributed to record sales. He also served as chief operating officer of Blackfin and was responsible for sales, production and purchasing.

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

         Timothy Chalfant - Mr. Chalfant joined JMI in April of 2002 and serves as plant manager and chief engineer. He has over 30 years experience in the boat, yacht and shipbuilding and marine engineering industry. From 1993 through 1997 Mr. Chalfant was employed by Beltram Yachts. During 1998 he worked for Trident Shipworks, a builder of mega yachts. During 1999 he was employed by Peer Gynt Yachts, a builder of steel trollers. From 1999 until his employment at JMI, he was employed by Celebrity Cruise Lines. Mr. Chalfant holds BS degrees in Naval Architecture and Marine Engineering and Aerospace Engineering. He has also earned a MBA and holds a Professional Engineering License in Naval Architecture and Marine Engineering.

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

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information relating to the compensation paid by the Company during the last three fiscal years to: the Company's president and chief executive officer and each of the Company's executive officers who earned more than $100,000 during any fiscal year.

                                                        SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------------------
                                            Annual Compensation                          Long-Term Compensation
-------------------------------------------------------------------------------------------------------------------------------
                                                                                    Awards                    Payouts
-------------------------------------------------------------------------------------------------------------------------------
                                                                                        Securities
                                                                 Other                    Under-
                                                                 Annual    Restricted     Lying
                                                                Compen-       Stock      Options/       LTIP       All Other
Name and Principal                  Salary          Bonus       sation       Award(s)      SARs       Payouts    Compensation
    Position               Year       ($)            ($)          ($)          ($)          (#)          ($)          ($)
-------------------------------------------------------------------------------------------------------------------------------
Carl Herndon, Sr. CEO      8/01-
and President              7/02    $175,000          (2)          ---          ---      150,000         ---          ---
-------------------------------------------------------------------------------------------------------------------------------
                           8/00-
                           7/01    $135,424          ---          ---          ---          ---         ---          ---
-------------------------------------------------------------------------------------------------------------------------------
                           8/99-
                           7/00    $120,114          ---          ---          ---          ---         ---          ---
-------------------------------------------------------------------------------------------------------------------------------
Lawrence Tierney           8/01-
CFO                        7/02    $100,000(1)       (3)          ---          ---      100,000         ---          ---
-------------------------------------------------------------------------------------------------------------------------------
Carl Herndon, Jr. Vice     8/01-
President                  7/02    $100,000          ---          ---          ---          ---         ---          ---
-------------------------------------------------------------------------------------------------------------------------------

(1)      $15,000 of Mr. Tierney's salary has been deferred.
(2) Value of 150,000 shares of common stock underlying options exercisable at $.10 per share issued commencing July 25, 2002. Options expire on July 25, 2007.
(3) Value of 100,000 shares of common stock underlying options exercisable at $.10 per share commencing July 25, 2002. Options expire on July 25, 2007.

Stock Option and SAR Issuances

       The table below provides a summary of individual grants of stock options and SARs made during the last fiscal year to each of the named officers included in the Summary Compensation Table.

                                       OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR
--------------------------------------------------------------------------------------------------------------------
                                        Number of
                                        Shares of
                                      Common Stock    Percentage of
                                       Underlying     Total Options
        Name                             Options         Granted          Exercise Price        Expiration Date
--------------------------------------------------------------------------------------------------------------------
Carl Herndon, Sr.
President and CEO                        150,000            30%                $0.10             July 25, 2007
--------------------------------------------------------------------------------------------------------------------
Lawrence Tierney, CFO                    100,000            20%                $0.10             July 25, 2007
--------------------------------------------------------------------------------------------------------------------
Carl Herndon, Jr., Vice
President                                      0             0                     0                        --
--------------------------------------------------------------------------------------------------------------------

Option Exercises and Holdings

       The table below provides a summary of each exercise of stock options or SARs during the last fiscal year by each person named in the Summary Compensation Table and the unexercised options held as of the end of the fiscal year.

                                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                                          OPTION/SAR VALUES
--------------------------------------------------------------------------------------------------------------------
                                                                              Number of
                                                                              Securities              Value Of
                                                                              Underlying            Unexercised
                                                                              Unexercised           In-The-Money
                                                                             Options/SARs           Options/SARs
                                                                         At Fiscal Year-End      At Fiscal Year-End
                                        Shares            Value                  (#)                     ($)
                                      Acquired On        Realized            Exercisable/            Exercisable/
               Name                   Exercise (#)          ($)             Unexercisable           Unexercisable
--------------------------------------------------------------------------------------------------------------------
Carl Herndon, Sr., Director,
President and CEO                         None              N/A            750,000/0(1)             -0-/-0-
--------------------------------------------------------------------------------------------------------------------
Lawrence Tierney, CFO                     None              N/A            350,000/0(2)             -0-/-0-
--------------------------------------------------------------------------------------------------------------------
Carl Herndon, Jr., Vice President         None              N/A            250,000/0(3)             -0-/-0-
--------------------------------------------------------------------------------------------------------------------

(1) The Company had issued to Carl Herndon, Sr. options to purchase 600,000 shares of common stock during fiscal year 1999 exercisable at prices ranging from $.50 to $1.00. The exercise period of these options were extended to July 27, 2006 from November 10, 2003 during fiscal year 2001. The Company has also issued Mr. Herndon options to purchase 150,000 shares of common stock exercisable at $.10 per share until July 27, 2007.
(2) 250,000 options are exercisable at prices ranging from $.50 per share to $1.00 per share until July 27, 2006. 100,000 options are exercisable at $.10 per share until July 27, 2007.
(3) Options are exercisable at prices ranging from $.50 per share to $1.00 per share until July 27, 2006.

Compensation of Directors

         Members of the Company's Board of Directors are not compensated for their service on the Board.

Employment Agreements

         Carl Herndon, Sr., CEO. On July 27, 2001, JMIH entered into a new five-year employment agreement with Mr. Herndon with two one year renewal options. The agreement obligates Mr. Herndon to devote all his time to supervising, designing and manufacturing boats as president and chief executive officer of the Company. Mr. Herndon will earn an initial base salary of $175,000 per year. Such base salary shall automatically increase by five percent each year unless additional increases are authorized. Mr. Herndon's shall also receive, as additional compensation a bonus based on the Company's pre tax profit. The terms of the employment agreement included an extension of the term of Mr. Herndon's options to purchase 600,000 shares of common stock of the Company at prices between $.50 and $1.00 per share from November 10, 2003 to July 26, 2006. In addition, the vesting of such options was accelerated from vesting equally over the original five year term to immediate vesting. The employment agreement includes non-compete and confidentiality provisions.

         Lawrence Tierney, CFO. On July 27, 2001, JMIH entered into a five-year employment agreement with Lawrence Tierney with two one-year renewal options. The agreement obligates Mr. Tierney to devote all his time to supervising the financial and administrative functions of the Company's as vice president and chief financial officer. Mr. Tierney will earn an initial base salary of $100,000 per year. Such base salary shall automatically increase by five percent each year unless additional increases are authorized. Mr. Tierney shall also receive, as additional compensation a bonus based on the Company's pre tax profit. The employment agreement also entitles Mr. Tierney to an aggregate of options to purchase 250,000 shares of common stock of the Company at prices between $.50 and $1.00 per share over a period of five years from July 27, 2001. The employment agreement includes non-compete and confidentiality provisions.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the Company's common stock beneficially owned on January 1, 2003 by: (1) each shareholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding common stock, (2) each of the Company's executive officers and directors, and (3) all executive officers and directors as a group. Unless otherwise disclosed, the address for the shareholders below is 3391 S.W. 14th Avenue, Port Everglades, Florida 33316. On January 1, 2003, there were approximately 6,681,408 shares of common stock outstanding.

This is not including:

         o An aggregate of 1,350,000 shares of Common Stock issuable upon the exercise of options;

         o 945,000 shares of Common Stock issuable upon the conversion of 315,000 shares of the Company's Series A Preferred Stock;

         o 1,203,000 shares of Common Stock issuable upon the conversion of 401,000 shares of the Company's Series B Preferred Stock;

         o 885,000 shares of Common Stock issuable upon the conversion of 295,000 shares of the Company's Series B Preferred Stock which underlie certain options exercisable at $1.00;

         o 1,697,514 shares of Common Stock issuable upon conversion of 848,757shares of Series C Preferred Stock; and

         o 150,000 shares of Common Stock issuable upon the exercise of warrants granted to the holders of two short term notes.

                                                 Number of Beneficially              Percentage of Outstanding
Name and Address                                      Owned Shares                   Shares Beneficially Owned
----------------                                      ------------                   -------------------------
Carl Herndon                                           3,676,661(1)                          50.2%

Lawrence Tierney                                         781,437(2)                          11.3%

Carl Herndon, Jr.                                        480,000(3)                           7.2%

Carlo Corzine                                              5,000                                *
225 N.E. Mizner Blvd., 4th Floor
Boca Raton, FL 33432

Officers and Directors as a Group                      4,943,098                             62.9%
(4 persons)

----------------
*        Less than 1%.

(1) Mr. Herndon is the father of Carl Herndon, Jr. Includes (i) 46,875 shares of Common Stock issuable upon the conversion of 12,500 shares of Series A Convertible Preferred Stock and 3,125 shares of Series B Preferred Stock, (ii) 600,000 shares of Common Stock issuable upon the exercise of options at exercise prices between $.50 and $1.00 per share expiring July 27, 2006; and (iii) 150,000 shares of Common Stock issuable upon the exercise of options exercisable at $.10 per share expiring July 27, 2007.

(2) Includes 250,000 shares of Common Stock issuable upon the exercise of options at exercise prices between $.50 and $1.00 per share expiring July 27, 2006. Also includes 100,000 shares of Common Stock issuable upon the exercise of options exercisable at $.10 per share expiring on July 27, 2007.

(3) Carl Herndon, Jr. is Mr. Herndon's son. Includes 28,125 shares of Common Stock issuable upon the conversion of 7,500 shares of Series A Convertible Preferred Stock and 1,875 shares of Series B Convertible Preferred Stock and 250,000 shares of Common Stock issuable upon the exercise of options at exercise prices between $.50 and $1.00 per share expiring July 27, 2006.

ITEM 12. INTEREST OF MANAGEMENT AND OTHER CERTAIN TRANSACTIONS

Manufacturing Facilities

         Mr. Herndon personally owns the Company's manufacturing facility in Port Everglades, Florida. On July 27, 2001, the Company entered into a new lease agreement with Mr. Herndon in which the Company leases the manufacturing facility for a period of five years at $5.37 per square foot or $14,383 per month. The Company believes that the lease agreement between the Company and Mr. Herndon was consummated on terms no less favorable than with an unrelated party. On October 1, 2001 the Company negotiated a two year option with Mr. Herndon to purchase the property. During year one, the price was $1,250,000 and during year two the price is $1,500,000.

Credit Line

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

Loans from Triton Holdings International Corp.

         In November 1998, the Company initiated a loan for $350,000 from Triton Holdings International Corp. Two principal shareholders and Directors of Triton are principal shareholders of the Company. The promissory note ("the Note") issued to Triton by the Company evidencing the loan accrues interest at 10% per annum. The note was convertible into shares of Common Stock of the Company, at the option of Triton at $.50 per share before January 14, 2000; at $.375 per share between January 15, 2000 and January 14, 2001; and at $.25 after January 14, 2001. The Note was due to mature on January 14, 2003 and is secured by assets of the Company, under a Security Agreement dated January 14, 1999. Triton also received 500,000 shares of Common stock as additional incentive for making the loan. If the principal amount of the Note has not been previously converted or paid in full prior to January 14, 2002, the Company shall issue to Triton shares of the Company's common stock converted at $.25 per share based on the principal amount outstanding. The outstanding amount of the Note at January 14, 2003 shall remain due and payable.

         In January 1999 the Company also entered into a five year management agreement ("Management Agreement") with Triton under which Triton is to perform general business consulting services in connection with the Company's conducting of its business, including, but not limited to, development and maintenance of internal bookkeeping functions, business planning, consulting and advice with respect to structure and expansion of the Company. Don Gasgarth and Jeff Zwitter are directors and principal shareholders of Triton. Messrs. Gasgarth and Zwitter are also principle shareholders of the Company. Lawrence Tierney, Chief Financial Officer and a director of the Company, was an employee of Triton until July 26, 2001. In consideration for its services, the Company will pay Triton a monthly fee of $5,000.

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

Purchase of Note from Triton

         On November 21, 2002 Triton sold the Note to Carl Herndon and Lawrence Tierney. The Note was only sold to Messrs. Herndon and Tierney after the Company was unable to satisfy payment of the Note, despite seeking financing from unrelated third parties on the same or similar terms. In connection with the purchase of the Note, Herndon and Tierney have extended the term of the Note through February 14, 2004. Further, and pursuant to the terms of the Note, Herndon and Tierney received an aggregate of 1,808,098 shares of the Company's common stock which would otherwise have been issued to Triton pursuant to the Note and 500,000 shares of the Company common stock held by Triton.

         Herndon and Tierney paid Triton $400,000 (the "Purchase Price") payable in the amount of $150,000 cash and a Secured Promissory Note in the principal amount of $250,000. The Secured Promissory Note is secured by a first mortgage on real estate owned by Mr. Herndon and leased to the Company.

         In consideration for delivery of the Purchase Price, Triton transferred and assigned to Herndon (1) all right, title and interest under the Security Agreement by and between the Company and Triton; (2) and all right, title and interest under the Management Agreement. Mr. Herndon has cancelled the Management Agreement and forgiven all outstanding fees and obligations due under the Management Agreement.

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

               10.3 Management Agreement with Triton Holdings International Corp. (2)

               10.4 Secured Promissory Note with Triton Holdings International Corp. (2)

               10.5              Lease Agreement with Herndon (1)

               10.6 Employment Agreement with Lawrence Tierney dated July 27, 2001 (1)

               16.1              Letter from Former Auditor(3)

               21                Subsidiaries (1)

               99.1              Certification of Principal Executive Officer

               99.2              Certification of Principal Accounting Officer

(1)      Previously filed on Form 10-KSB for the Fiscal Year ended July 28,
         2001.

(2)      Previously filed on Form 10-SB Registration Statement.

(3)      Previously filed on Form 8-K Current Report dated August 14, 2002.

         (b) Reports on Form 8-K.

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

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

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

Changes in internal controls
----------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 3, 2003.

                                        JUPITER MARINE INTERNATIONAL
                                                HOLDINGS, INC.


                                        By:  /s/ Carl Herndon, Sr.
                                             -----------------------------------
                                             Carl Herndon, Sr., Director,
                                             Chief Executive Officer and
                                             President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  June 3, 2003                    By:  /s/ Carl Herndon, Sr.
                                             -----------------------------------
                                             Carl Herndon, Sr., Director,
                                             Chief Executive Officer and
                                             President

Dated:  June 3, 2003                    By:  /s/ Lawrence Tierney
                                             -----------------------------------
                                             Lawrence Tierney, Director, Chief
                                             Financial Officer and Secretary

Dated:  June 3, 2003                    By:  /s/ Carl Herndon, Jr.
                                             -----------------------------------
                                             Carl Herndon, Jr., Vice President
                                             of Sales and Marketing

Dated:  June 3, 2003                    By:  /s/ Carlo Corzine
                                             -----------------------------------
                                             Carlo Corzine, Director

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                            YEARS ENDED JULY 27, 2002
                                AND JULY 28, 2001

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------


                                                                       Page
                                                                       ----

Report of Independent Certified Public Accountants                      F-1

Consolidated Balance Sheets                                             F-2

Consolidated Statements of Operations                                   F-3

Consolidated Statements of Changes in Shareholders' Equity              F-4

Consolidated Statements of Cash Flows                                   F-5

Notes to Consolidated Financial Statements                           F-6 - F-18

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors
Jupiter Marine International Holdings, Inc.


We have audited the accompanying consolidated balance sheet of Jupiter Marine International Holdings, Inc. and Subsidiaries as of July 27, 2002, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Jupiter Marine International Holdings, Inc. and Subsidiaries as of July 28, 2001 were audited by other auditors, whose report dated October 10, 2001 on those statements included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jupiter Marine International Holdings, Inc. and Subsidiaries as of July 27, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                      /s/ SPICER, JEFFRIES & CO.


Denver, Colorado
September 20, 2002, except for Note 10,
 as to which the date is May 5, 2003


                                     JUPITER MARINE INTERNATIONAL
                                    HOLDINGS, INC. AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS
                                      ---------------------------


                                     ASSETS                                      July 27,       July 28,
                                     ------                                        2002           2001
                                                                               -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                    $   139,072    $    73,068
  Accounts receivable, net                                                          35,760          9,617
  Inventory (Note 2)                                                             1,016,490        898,668
  Prepaid expenses                                                                   2,209         48,521
                                                                               -----------    -----------
                 Total current assets                                            1,193,531      1,029,874

PROPERTY AND EQUIPMENT, net (Note 3)                                               830,011        925,193

OTHER ASSETS                                                                        48,194         36,905
                                                                               -----------    -----------
                                                                               $ 2,071,736    $ 1,991,972
                                                                               ===========    ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                             $   616,039    $   377,621
  Accrued expenses                                                                 351,853         84,044
  Customer deposits (Note 9)                                                       206,355        537,128
  Warranty reserve                                                                  97,997         54,694
  Capital lease obligation (Note 8)                                                  4,113             --
  Current portion of long-term debt (Note 4)                                       375,000             --
                                                                               -----------    -----------
                   Total current liabilities                                     1,651,357      1,053,487
                                                                               -----------    -----------

LONG-TERM LIABILITIES:
  Accrued interest (Note 10)                                                        88,959         53,957
  Capital lease obligation (Note 8)                                                  8,056             --
  Long term debt-shareholder (Notes 4 and 10)                                      350,000        350,000
                                                                               -----------    -----------
                                                                                   447,015        403,957
                                                                               -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY (Note 5):
  Cumulative convertible preferred stock, $.001 par value,
     5,000,000 shares authorized, ($1,568,277 and $1,498,019
     liquidation preference):
         Series A:  315,000 shares issued and outstanding                              315            315
         Series B:  401,000 and 328,750 shares issued and outstanding                  401            329
         Series C:  852,277 and 854,269 shares issued and outstanding                  852            854
  Common stock, $.001 par value, 50,000,000 shares authorized, 4,340,170 and
     4,143,300 shares issued and outstanding                                         4,341          4,144
  Additional paid-in capital                                                     2,418,366      2,302,133
  Deficit                                                                       (2,450,911)    (1,773,247)
                                                                               -----------    -----------
                                                                                   (26,636)       534,528
                                                                               -----------    -----------
                                                                               $ 2,071,736    $ 1,991,972
                                                                               ===========    ===========









        The accompanying notes are an integral part of these statements.

                                       JUPITER MARINE INTERNATIONAL
                                     HOLDINGS, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                  -------------------------------------


                                                                                   Year Ended     Year Ended
                                                                                  July 27, 2002  July 28, 2001
                                                                                  -------------  -------------
NET SALES                                                                          $ 6,931,551    $ 6,844,813

COST OF SALES                                                                        5,896,262      5,691,867
                                                                                   -----------    -----------
     GROSS PROFIT                                                                    1,035,289      1,152,946
                                                                                   -----------    -----------
OPERATING EXPENSES:
  Selling, general and administrative                                                1,215,918      1,030,916
  Depreciation and amortization                                                        332,763        249,499
  Litigation losses (Note 8)                                                                --        107,000
                                                                                   -----------    -----------
     Total operating expenses                                                        1,548,681      1,387,415
                                                                                   -----------    -----------
OTHER INCOME/(EXPENSE)
  Interest expense                                                                     (53,076)       (75,783)
  Other                                                                                 (2,690)           683
                                                                                   -----------    -----------
     Total other expense                                                               (55,766)       (75,100)
                                                                                   -----------    -----------

NET LOSS                                                                              (569,158)      (309,569)

  Dividends on preferred stock                                                        (108,506)      (113,212)
                                                                                   -----------    -----------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                                         $  (677,664)   $  (422,781)
                                                                                   ===========    ===========
BASIC AND DILUTED NET LOSS PER COMMON SHARE (Note 1):
    Net loss                                                                       $     (0.16)   $     (0.10)
                                                                                   ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES
  OF COMMON STOCK OUTSTANDING                                                        4,143,839      4,124,767
                                                                                   ===========    ===========



















        The accompanying notes are an integral part of these statements.

                                                 JUPITER MARINE INTERNATIONAL
                                                HOLDINGS, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  ----------------------------------------------------------


                                                      Preferred    Common      Common     Additional                   Total
                                         Preferred      Stock       Stock      Stock        Paid-In                 Shareholders'
                                           Shares     $.001 Par    Shares    $.001 Par      Capital     Deficit        Equity
                                         ---------  -----------   ---------  -----------  -----------  -----------  -------------
BALANCES, July 29, 2000                  1,277,860  $     1,278   4,078,500  $     4,079  $ 2,141,356  $(1,350,466) $   796,247

Issuance of stock dividend                  53,300           53          --           --          (53)          --           --

Conversion of Series A preferred stock
  to common stock                          (15,600)         (15)     46,800           47          (32)          --           --

Conversion of Series B preferred stock
  to common stock                           (6,000)          (6)     18,000           18          (12)          --           --

Preferred stock dividend declared and
  issuable (Note 5)                        133,459          133          --           --      113,079     (113,212)          --

Sale of Series C preferred stock
  (Note 7)                                  55,000           55          --           --       47,795           --       47,850

Net loss                                        --           --          --           --           --     (309,569)    (309,569)
                                         ---------  -----------  ----------  -----------  -----------  -----------  -----------
BALANCES, July 28, 2001                  1,498,019        1,498   4,143,300        4,144    2,302,133   (1,773,247)     534,528

Conversion of Series B preferred stock
  to common stock                           (5,000)          (5)     15,000           15          (10)          --           --

Conversion of Series C preferred stock
  to common stock                          (90,935)         (91)    181,870          182          (91)          --           --

Preferred stock dividend declared and
  issuable (Note 5)                        166,193          166          --           --      108,340     (108,506)          --

Issuance of warrants in connection with
   notes payable (Note 4)                       --           --          --           --        7,994           --        7,994

Net loss                                        --           --          --           --           --     (569,158)    (569,158)
                                         ---------  -----------  ----------  -----------  -----------  -----------  -----------

BALANCES, July 27, 2002                  1,568,277  $     1,568   4,340,170  $     4,341  $ 2,418,366  $(2,450,911) $   (26,636)
                                         =========  ===========  ==========  ===========  ===========  ===========  ===========














        The accompanying notes are an integral part of these statements.

                                            JUPITER MARINE INTERNATIONAL
                                          HOLDINGS, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       -------------------------------------


                                                                                     Year Ended            Year Ended
                                                                                    July 27, 2002         July 28, 2001
                                                                                    -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                            $(569,158)             $(309,569)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                                      332,763                249,500
     Amortization of deemed discount on notes payable                                        --                 26,800
     Amortization of debt issue costs                                                     2,460                     --
    (Increase) decrease in accounts receivable                                          (26,143)                 7,517
     Increase in inventory                                                             (117,822)              (279,515)
     Increase (decrease) in prepaid expenses                                             46,312                (13,633)
     Increase in other assets                                                            (5,755)                (1,380)
     Increase in accounts payable                                                       238,418                 26,083
     Increase (decrease) in accrued expenses                                            267,809                 (2,561)
    (Decrease) increase in customer deposits                                           (330,773)               479,657
     Increase in warranty reserve                                                        43,303                  4,485
     Increase (decrease) in accrued interest                                             35,002                   (487)
                                                                                     ----------             ----------
               Net cash (used in) provided by operating activities                      (83,584)               186,897
                                                                                     ----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                  (223,381)              (284,231)
                                                                                     ----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                                                          --               (250,000)
  Payments on capital lease obligation                                                   (2,031)                    --
  Proceeds from issuance of debt                                                        375,000                     --
  Net proceeds from issuance of stock                                                        --                 47,850
                                                                                     ----------             ----------
                 Net cash provided by (used in) financing activities                    372,969               (202,150)
                                                                                     ----------             ----------

NET INCREASE (DECREASE) IN CASH                                                          66,004               (299,484)
CASH, beginning of year                                                                  73,068                372,552
                                                                                     ----------             ----------
CASH, end of year                                                                     $ 139,072              $  73,068
                                                                                     ==========             ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                              $  18,074              $  14,667
                                                                                     ==========             ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
    Purchase of equipment under capital lease                                         $  14,200              $      --
                                                                                     ==========             ==========
    Preferred stock dividends declared and payable in shares
     of Series B and C preferred stock                                                $ 108,506              $ 113,212
                                                                                     ==========             ==========











        The accompanying notes are an integral part of these statements.

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization, Business and Basis of Presentation
------------------------------------------------

Jupiter Marine International Holdings, Inc. ("JMIH"), a Florida corporation, was incorporated on May 19, 1998. On May 26, 1998, JMIH acquired all of the outstanding shares of common stock of Jupiter Marine International, Inc. ("JMI"), a boat manufacturing company, which was incorporated under the laws of the State of Florida on November 7, 1997. On February 17, 2000 JMIH purchased certain of the assets of Phoenix Marine International, Inc., for cash of $175,000, including certain boat molds and tooling, and the right to use the Phoenix trademark, and formed a new wholly owned subsidiary, Phoenix Yacht Corporation ("Phoenix"). JMIH, JMI and Phoenix are collectively referred to as the "Company". The Company's principal offices and manufacturing facilities are located in Port Everglades, Florida. The Company designs, manufactures and markets a diverse mix of high quality sport-fishing boats under the Jupiter and Phoenix names, which are sold to authorized dealers in the United States along the East Coast and Gulf of Mexico, as well as Puerto Rico. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and those differences could be material to the consolidated financial statements.

Cash Equivalents
----------------

For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventory
---------

Inventory is stated at the lower of cost or market. The cost of boats in process and finished boats includes labor, materials and allocated production overhead. The first-in, first-out method is used to cost parts and supplies for production. Boats in process and finished boats are valued using the average cost method. Provision is made to reduce excess or obsolete inventory to the estimated net realizable value.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(continued)

Long-Lived Assets
-----------------

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. If such review indicates that the asset is impaired, the asset's carrying amount is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Warranty Reserves
-----------------

The Company furnishes limited warranties from twelve to eighteen months on its manufactured boats, and a lifetime hull warranty to the original purchaser. The Company provides for warranty-related expenses and accruals as a percentage of net sales based on historical experience.

Reclassification
----------------

Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

Stock-Based Compensation
------------------------

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

Revenue Recognition
-------------------

Revenue from the sale of boats is recognized on delivery. No right of return currently exists between the Company and its dealers.

Advertising Costs
-----------------

Advertising costs are charged to operations as incurred. Advertising costs were approximately $68,000 and $89,000 for 2002 and 2001.

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(continued)

Income Taxes
------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Accounts Receivable
-------------------

The Company uses the allowance method in accounting for bad debts. As of July 27, 2002 and July 28, 2001, the Company had not recorded allowances for doubtful accounts, since the Company believes all receivables are collectible.

Net Loss Per Share of Common Stock
----------------------------------

Net income per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share" which requires companies to present basic and diluted earnings per share. Net income per common share - basic is based on the weighted average number of common shares outstanding during the year. Net income per common share - diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year. Convertible preferred stock, common stock options and common stock warrants are excluded from the computations of net loss per share for the years ended July 27, 2002 and July 28, 2001 because the effect of their inclusion would be anti-dilutive.

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

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(continued)

Fair Value of Financial Instruments
-----------------------------------

SFAS No. 107 requires the disclosure of fair value of financial instruments. The estimated fair value amounts have been determined by the Company's management using available market information and other valuation methods. However, considerable judgment is required to interpret market data in developing the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The following methods and assumptions were used in estimating fair value disclosure for financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable - the carrying amounts reported in the consolidated balance sheets approximate fair value because of the short maturity of those instruments. For the non-current portion of notes payable, the Company believes that the estimated fair value does not vary materially from the amounts reported in the consolidated balance sheets due to the level of the interest rate.

Recent Accounting Pronouncements
--------------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). SFAS 133, as amended by SFAS 137, is effective in all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, the adoption of SFAS 133 did dot have a material impact on the Company's financial condition or results of operations.

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

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(continued)

Recent Accounting Pronouncements (continued)
--------------------------------

In June 2001, the FASB finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company's previous business combinations were accounted for using the purchase method. The impact of the adoption of SFAS 141 and SFAS 142 on the Company's financial position and results of operations did not have a significant impact on the Company's consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The impact of the adoption of SFAS 144 did not have a significant impact on the Company's consolidated financial statements.

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)

NOTE 2-  INVENTORY

Inventory consists of the following:

                                             July 27, 2002      July 28, 2001
                                             -------------      -------------
        Raw materials                        $     288,235       $    201,457
        Work-in-process                            728,255            697,211
                                             -------------       ------------
                                             $   1,016,490       $    898,668
                                             =============       ============

NOTE 3-  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                              Estimated
                                                               Useful
                                                                Lives            July 27, 2002     July 28, 2001
                                                                -----            -------------     -------------
  Boat molds                                                   5 years            $  1,404,986      $  1,215,926
  Leasehold improvements                                         (a)                   249,898           247,670
  Machinery and equipment                                      5 years                 170,043           157,431
  Tooling-in-process                                             n/a                    16,816                --
  Office furniture and equipment                               5 years                  52,514            39,583
                                                                                  ------------      ------------
                                                                                     1,894,257         1,660,610
   Less accumulated amortization and depreciation                                   (1,064,246)         (735,417)
                                                                                  ------------      ------------
                                                                                  $    830,011      $    925,193
                                                                                  ============      ============
    (a) Lesser of lease term or five years

NOTE 4-  NOTES PAYABLE

At July 27, 2002 and July 28, 2001, notes payable consists of the following:

                                                                                  July 27, 2002       July 28, 2001
                                                                                  -------------       -------------
     Note payable to Triton Holdings International Corp. ("Triton") (see Notes 9
     and 10); subordinated to notes payable to financial institution; interest at 10% through January 14, 2003, at which time principal together with accrued interest is due. The note is collateralized by substantially all of
     the assets of the Company. (See (a) below).                                   $    350,000        $    350,000

     Note payable to financial institution; revolving line of credit, interest at the financial institutions' index rate plus 2% (6.75% at July 27, 2002), requiring monthly payments of interest and due November 30, 2002. This note is collateralized by all of the Company's assets and personally guaranteed
     by the President of the Company.                                                   250,000                  --

     Notes payable to individuals, interest at 8%, principal and interest due in
     April and May 2003. (See (b) below).                                               125,000                  --
                                                                                   ------------        ------------
                                                                                        725,000             350,000
                                   Less current portion                                (375,000)                 --
                                                                                   ------------        ------------
                                                                                   $    350,000        $    350,000
                                                                                   ============        ============

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)

NOTE 4-  NOTES PAYABLE (continued)

     (a) Triton (see Notes 9 and 10), at its option, has the right beginning January 14, 1999, the loan's inception, and ending any time prior to the maturity date of January 14, 2003, to convert the principal amount of this note into shares of the Company's Common Stock at the following conversion prices: $.50 per share through January 14, 2000, $.375 per share through January 14, 2001, and $.25 per share through January 14, 2002. If the principal amount of the note has not been previously converted or paid in full on or prior to January 14, 2002, the Company shall issue to Triton, Company Common Stock converted at $.25 per share based on the then principal amount outstanding, and the outstanding balance of the note shall remain due and payable at January 14, 2003. As of July 27, 2002 no portion of the note payable has been converted, and no shares have been issued. In addition, on January 14, 1999, Triton received 500,000 shares of the Company's Common Stock as incentive for this note. Such shares were recorded as additional interest expense of approximately $100,000 during the year ended July 31, 1999. In October 2002, two shareholders and officers of the Company purchased this note along with the rights to this note, including the shares of common stock earned as of January 14, 2002 (see Note 10).

     (b) These notes are due on the earlier of the closing of an underwritten public offering by the Company of its securities or April and May 2003. Should the underwritten public offering not be consummated by the due date, in lieu of payment, the Company may convert the notes and accrued interest into common stock at the rate of $.25 per share. In addition, in connection with these notes, the Company issued warrants to purchase 125,000 shares of common stock at an exercise price of $0.50 per share, expiring in March and April 2005. Using the Black-Scholes option pricing model, the fair value of the warrants was calculated as approximately $7,994 with the following assumptions: 81% volatility, 3 year expected life, and a 3.01% risk-free interest rate. The fair value of the warrants represents debt issue costs of which approximately $2,460 was amortized during the year ended July 27, 2002.

NOTE 5-  SHAREHOLDERS' EQUITY

Preferred Stock
---------------

The Company has authorized 5,000,000 shares of $.001 par value preferred stock. Series of preferred stock are as follows: Series A preferred stock, 500,000 shares designated, 315,000 shares issued and outstanding at July 27, 2002 and July 28, 2001. Dividends are cumulative and accrue quarterly at 10% per annum when and if declared by the Board of Directors. Dividends are payable in shares of Series B preferred stock valued at $1.00 per share. Each share is convertible into three shares of Common Stock of the Company at any time at the option of the holder. In addition, each share will automatically convert into three shares of Common Stock of the Company (a) five years from the date of issue, or (b) at such time as a registration statement registering for sale under the Securities Act of 1933, as amended, the shares of the Company's common stock issuable upon such conversion of Series A preferred convertible is declared effective by the Securities and Exchange Commission. Upon issuance, each share of Series A preferred stock is entitled to one vote for each share of Common Stock into which the Series A preferred stock is convertible.

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)

NOTE 5-  SHAREHOLDERS' EQUITY (continued)

The Company may redeem the Series A preferred stock at a price of $1.20 per share upon 120 days written notice to the holders thereof. In the event of liquidation, dissolution or winding up of the Company, Series A preferred stock has rights to the assets of the Company superior to those of Series B and C preferred stock and Common Stock, equal to $1.00 per share of Series A preferred stock.

Series B preferred stock, 500,000 shares designated, and 401,000 and 328,750 shares issued and outstanding at July 27, 2002 and July 28, 2001. Rights and privileges of Series B preferred stock are identical to Series A preferred stock, except that Series B preferred stock is subordinate to Series A preferred stock.

Series C preferred stock, 1,500,000 shares designated, 852,277 and 854,269 shares issued and outstanding at July 27, 2002 and July 28, 2001. Rights and privileges of Series C preferred stock are identical to Series A preferred stock, except that: (a) Series C preferred stock is subordinate to Series A and Series B preferred stock, (b) each share of Series C preferred stock is convertible into two shares of the Common Stock of the Company, and (c) dividends are payable at 8% per annum in shares of Series C preferred stock rather than in shares of Series B preferred stock. During October 1999, the Company offered for sale up to 1,250,000 shares of Series C preferred stock at a price of $1.00 per share in a private placement. During the year ended July 28, 2001, the Company sold 55,000 shares and received net proceeds of $47,850 after offering expenses of $7,150.

During the years ended July 27, 2002 and July 28, 2001, the Company declared dividends on the preferred stock of approximately $108,506 and $113,212 for the periods from July 29, 2001 through July 27, 2002 and November 1998 through July 28, 2001, respectively, payable in shares of Series B on Series A and B, and in Series C on shares of Series C preferred stock.

During the year ended July 27, 2002, 5,000 shares of Series B preferred stock were converted into 15,000 shares of common stock and 90,935 shares of Series C preferred stock were converted into 181,870 shares of common stock.

Common Stock
------------

The Company has authorized 50,000,000 shares of $.001 par value common stock. At July 27, 2002 and July 28, 2001, 4,340,170 and 4,143,300 shares were issued and outstanding. At July 27, 2002, and July 28, 2001 the Company has reserved 2,356,200 and 1,653,100 shares of common stock for issuance relating to unexpired options and warrants.

Common stock has one vote per share for the election of directors and all other matters submitted to a vote of stockholders. Shares of common stock do not have cumulative voting, preemptive, redemption or conversion rights.

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)

NOTE 5-  SHAREHOLDERS' EQUITY (continued)

Stock Options and Warrants
--------------------------

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

On July 26, 2002, the Company issued options to employees to purchase a total of 500,000 shares of the Company's common stock at $.10 per share for a period of five years.

As of July 27, 2002, no options have been exercised.

SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each option at the grant date by using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002 and 2001, respectively: expected volatility 81% and 46%, risk-free interest rate of 3.81% and 4%, expected dividends of 0%, and expected life of 5 years, resulting in a weighted average fair value of approximately $.07 and $.18 per share.

Under the accounting provisions of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                             Year Ended            Year Ended
                                                           July 27, 2002          July 28, 2001
                                                           -------------          -------------
    Net loss applicable to common shareholders:
      As reported                                          $   (677,664)        $     (422,781)
      Pro forma                                                (711,095)              (544,000)

    Net loss per share - basic and diluted:
      As reported                                          $      (0.16)        $        (0.10)
      Pro forma                                                   (0.17)                 (0.13)

In connection with a private placement of the Company's Common Stock in March 1999, the Company issued 225,000 warrants to placement agents, each redeemable for one share of Common Stock, at any time during a period of five years ending in February 2004, for $.48 per share.

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)

NOTE 5-  SHAREHOLDERS' EQUITY (continued)

In connection with a private placement of the Company's Series C preferred stock in October 1999, the Company issued 128,100 warrants to placement agents, each redeemable for one share of Common Stock, at any time during a period of five years ending in October 2004, for $1.20 per share.

In connection with two notes payable totaling $250,000, (which were repaid during November 2000), the Company issued 150,000 warrants to the note holders, each redeemable for one share of Common Stock, at any time during a period of five years ending in July 2005, for $.50 per share.

In connection with three notes payable totaling $125,000, the Company issued 125,000 warrants to the note holders, each redeemable for one share of common stock, at any time during a period of five years ending in March and April 2005, for $.50 per share.

As of July 27, 2002, no warrants have been exercised.

NOTE 6-  SALES CONCENTRATIONS

During the years ended July 27, 2002 and July 28, 2001, the Company had sales to two dealers representing 22% and 37% of 2002 net sales, and 19% and 25% of 2001 net sales.

NOTE 7-  INCOME TAXES

At July 27, 2002, the Company had an unused net operating loss carryforward of approximately $2,200,000 for income tax purposes, of which approximately $286,000 expires in 2012, $701,000 in 2018, $213,000 in 2019, $210,000 in 2020
and the remainder in 2021. However, the ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. Any future significant changes in ownership of the Company may limit the annual utilization of the tax net operating loss carryforwards. These net operating loss carryforwards may result in future income tax benefits of approximately $880,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. The valuation allowance for deferred tax assets was increased by $320,000 and $67,000 during 2002 and 2001, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)
NOTE 7-  INCOME TAXES (continued)

Significant components of the Company's deferred tax liabilities and assets as of July 27, 2002 and July 28, 2001 are as follows:

                                                                          2002                 2001
                                                                          ----                 ----
                 Deferred tax liabilities                               $       --          $       --
                                                                        ==========          ==========
                 Deferred tax assets:
                   Net operating loss carryforwards                     $  880,000          $  560,000
                   Valuation allowance for deferred tax assets            (880 000)           (560,000)
                                                                        ----------          ----------
                                                                        $       --          $       --
                                                                        ==========          ==========

NOTE 8-  COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under operating and capital leases expiring through July 2006. The manufacturing facility is owned by the Company's president. Future minimum lease payments under the non-cancelable leases as of July 27, 2002 are approximately as follows:

                                                                                                        Principal Due On
                Year Ended July,                                       Operating          Capital         Capital Leases
                ----------------                                       ---------          -------         --------------
                    2003                                              $   272,700       $     5,630         $      4,113
                    2004                                                  196,300             5,200                4,369
                    2005                                                  199,800             3,900                3,687
                    2006                                                  209,800                --                   --
                                                                      -----------       -----------         ------------
                                                                      $   878,600            14,730         $     12,169
                                                                      ===========                           ============
                Less amount representing interest                                            (2,561)
                                                                                        -----------
                Present value of minimum lease payments                                 $    12,169
                                                                                        ===========

Total rental expense for the years ended July 27, 2002 and July 28, 2001 was $262,745 and $205,934, respectively.

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)

NOTE 8-  COMMITMENTS AND CONTINGENCIES (continued)

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

Jupiter 31, Inc., the Company from which JMI purchased certain assets now used to operate its boat manufacturing business, failed to satisfy certain financial obligations which were delinquent. On July 20, 1999, an individual filed a lawsuit against the Company alleging that the Company was obligated to pay a debt incurred to the individual by Jupiter 31, Inc. The individual was seeking $70,000 plus interest. In February 2001, the Company reached a settlement resulting in a litigation loss of $92,000.

On October 4, 1999, Windjet Manufacturing, LLC filed a lawsuit against the Company alleging the negligent storage of its property that resulted in a theft. The Company settled the matter for $15,000 in November 2000.

The Company sells its boats to independent dealers who, occasionally, finance the purchase through floor plan financing arrangements with lenders. In connection with this floor plan financing with certain dealers, the Company guarantees directly to lenders that they will repurchase boats with unencumbered titles that are in unused condition if the dealer defaults on its obligation to repay the loan. Since its inception and through July 27, 2002, the Company has not been required to repurchase any boats; however, the Company is contingently liable for approximately $205,000 under terms of these agreements as of July 27, 2002.

The Company has historically incurred net losses and accordingly experienced cash flow problems. However, the Company implemented a cost reduction plan during the early part of the first quarter and along with an increase in sales has achieved profitable operations and positive cash flow. Additionally, the Company has a significant backlog of sales orders. Management believes that this plan along with the projected increases in revenues should allow the Company to operate without requiring additional resources.

NOTE 9-  RELATED PARTY TRANSACTIONS

In connection with a lease agreement with its President (Note 8), the Company has been granted a purchase option on its manufacturing facility for a two-year period ending October 1, 2003. The option price is as follows: (a) If option is exercised after October 1, 2001 but prior to October 1, 2002 the purchase price is $1,250,000; (b) If option is exercised after October 1, 2002 but prior to October 1, 2003, the purchase price is $1,500,000. Rent expense for the years ended July 27, 2002 and July 28, 2001 under the Company's lease agreement with its President was approximately $173,000 and $141,000.

As more fully discussed in Note 4, the Company is obligated on a note payable of $350,000 to Triton Holdings International Corp., ("Triton") a stockholder of the Company (see Note 10).

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Continued)

NOTE 9-  RELATED PARTY TRANSACTIONS (continued)

In addition, the Company has entered into a management agreement with Triton, which is more fully discussed in Note 8 (also see Note 10).

Included in customer deposits is $80,000 in deposits from the Company's
President.

NOTE 10- EVENT SUBSEQUENT TO DATE OF AUDITORS' REPORT

On November 21, 2002, the Company's President and the Company's Chief Financial Officer ("buyers") purchased the note payable to Triton (see Note 4) in the amount of $350,000, plus accrued interest. The buyers extended all amounts due to February 14, 2004, therefore, the note payable and accrued interest have been reclassified to long-term liabilities. Pursuant to the terms of the note, the buyers received 1,808,098 shares, valued at a fair value of $36,162, of the Company's common stock which would have otherwise been issued to Triton and 500,000 shares of common stock held by Triton. In addition, the management agreement with Triton (see Note 8) was assigned to the President; all amounts due under the management agreement were forgiven ($60,000 as of July 27, 2002) and the management agreement was cancelled.

On May 5, 2003, the Company's line of credit with a financial institution (see
Note 4) was extended to November 30, 2003 and increased to $500,000. All other terms of the line of credit remained the same.

                                 Certifications

I, CARL HERNDON, certify that:

         1. I have reviewed this annual report on Form 10-KSB of JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

         C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 3, 2003

/S/CARL HERNDON
---------------
CARL HERNDON
Chief Executive Officer (or equivalent)

I, LAWRENCE TIERNEY, certify that:

         1. I have reviewed this annual report on Form 10-KSB of JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

         C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 3, 2003

/S/LAWRENCE TIERNEY
-------------------
LAWRENCE TIERNEY
Chief Financial Officer (or equivalent)