Form 10QSB
period 2002-10-26
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2003-07-21
CIK 1063154

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended October 26, 2002
                                            ----------------

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

         Yes  [ ]    No  [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2003:
6,681,408 shares of Common Stock; 315,000 Series A Preferred Shares; 401,000 Series B Preferred Shares; and 848,757 Series C Preferred Shares.

         Transitional Small Business Disclosure Format (check one):

         Yes  [ ]    No  [X]

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                                                                                 Page
                                                                                                 ----
Part I.  Financial Information                                                                     3
-------  ---------------------

Item 1.  Consolidated Financial Statements                                                         3

         Balance Sheets as of October 26, 2002 and July 27, 2002                                   3-4

         Statements of Operations for the three months ended October 26, 2002
         and October 27, 2001                                                                      5

         Statements of Cash Flows for the three months ended October
         26, 2002 and October 27, 2001                                                             6

         Notes to consolidated financial statements                                                7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                     8

Item 3.  Controls and Procedures                                                                   10

Part II. Other Information                                                                         11
-------- -----------------

Item 1.  Legal Proceedings                                                                         11

Item 2.  Changes in Securities and Use of Proceeds                                                 11

Item 3.  Defaults Upon Senior Securities                                                           11

Item 4.  Submissions of Matters to a Vote of Security Holders                                      11

Item 5.  Other Information                                                                         11

Item 6.  Exhibits and Reports on Form 8-K                                                          11

PART I   FINANCIAL INFORMATION
------   ---------------------

Item 1. Consolidated Financial Statements




                         Jupiter Marine International Holdings, Inc
                                    Consolidated Balance Sheets

                    Assets                                                            October 26,           July 27,
                                                                                          2002                2002
                                                                                      (unaudited)          (audited)
                                                                                --------------------------------------
Current assets:
      Cash and cash equivalents                                                 $           17,406    $       139,072
      Accounts receivable, net                                                              30,043             35,760
      Inventory                                                                          1,110,513          1,016,490
      Prepaid expenses                                                                      33,884              2,209
                                                                                --------------------------------------
      Total current assets                                                               1,191,846          1,193,531


Property and equipment:
      Boat Molds                                                                         1,435,190          1,421,802
      Machinery and equipment                                                              171,786            170,043
      Leasehold improvements                                                               251,851            249,898
      Office equipment                                                                      54,277             52,514
                                                                                --------------------------------------
                                                                                         1,913,104          1,894,257
      Less accumulated depreciation and amortization                                     1,156,185          1,064,246

      Property and equipment, net                                                          756,919            830,011

Other assets                                                                                48,194             48,194
                                                                                --------------------------------------
Total assets                                                                    $        1,996,959    $     2,071,736
                                                                                ======================================










           See accompanying notes to consolidated financial statements

                         Jupiter Marine International Holdings, Inc
                                    Consolidated Balance Sheets

      Liabilities and Shareholder's Equity                                            October 26,           July 27,
                                                                                          2002                2002
                                                                                      (unaudited)          (audited)
                                                                                --------------------------------------
Current liabilities:
      Accounts payable                                                                     454,180            616,039
      Accrued expenses                                                                     345,404            351,853
      Customer deposits                                                                    173,714            206,355
      Warranty reserve                                                                      96,223             97,997
      Capital lease obligation                                                               4,113              4,113
      Current portion of long-term debt                                                    375,000            375,000
                                                                                --------------------------------------
      Total current liabilities                                                          1,448,634          1,651,357
                                                                                --------------------------------------

Long-term liabilities:
      Accrued interest payable                                                              96,960             88,959
      Capital lease obligation                                                               6,854              8,056
      Long-term debt shareholder                                                           350,000            350,000
                                                                                --------------------------------------
                                                                                           453,814            447,015
                                                                                --------------------------------------

Total liabilities                                                                        1,902,448          2,098,372

Stockholders' equity:
      Convertible preferred stock, $0.01 par value, 5,000,000
      shares authorized ($1,568,277 aggregate liquidation preference)
        Series A, 315,000 shares issued and outstanding                                        315                315
        Series B, 401,000 shares issued and outstanding                                        401                401
        Series C, 852,277 shares issued and outstanding                                        852                852
      Common stock, $0.01 par vale, 50,000,000 shares
      authorized, 4,340,170 issued and outstanding                                           4,341              4,341
      Additional paid-in capital                                                         2,445,477          2,418,366
      Accumulated deficit                                                               (2,356,875)        (2,450,911)
                                                                                --------------------------------------

      Total stockholder's equity                                                            94,511            (26,636)


                                                                                --------------------------------------
Total liabilities and stockholder's equity                                      $        1,996,959    $     2,071,736
                                                                                ======================================










           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                          Three Months        Three Months
                                                                              Ended               Ended
                                                                        October 26, 2002     October 27, 2001
                                                                      ----------------------------------------
Net Sales                                                             $         2,145,927      $    1,925,381

Cost of Sales                                                                   1,646,889           1,456,030
                                                                      ----------------------------------------

    Gross Profit                                                                  499,038             469,351

Operating Expenses:
  Selling, general & administrative                                               270,128             264,754
  Depreciation & amortization                                                      91,940              70,073
                                                                      ----------------------------------------

    Total Operating Expenses                                                      362,068             334,827
                                                                      ----------------------------------------

Other income/(expense)
  Interest expense                                                                (15,711)             (8,791)
  Other                                                                              (112)                140
                                                                      ----------------------------------------

    Total other income/(expense)                                                  (15,823)             (8,651)

Net income                                                                        121,147             125,873

Dividends on preferred stock                                                      (27,111)            (33,179)
                                                                      ----------------------------------------

Net income applicable to common shareholders                          $            94,036      $       92,694
                                                                      ========================================


Net income per common share - basic                                   $              0.02      $         0.02

Weighted average of number of common shares outstanding                         4,366,270           4,143,300
                                                                      ========================================










           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                                                                  Three Months Ended
                                                                                             October 26,       October 27,
                                                                                                 2002             2001
                                                                                        -----------------------------------
Operating Activities:
Net income                                                                              $          121,147   $     125,873
Adjustments to reconcile net income to
net cash (used in) provided by operating activities:
              Depreciation and amortization                                                         91,940          70,073
              Decrease (increase) in:
                          Accounts receivable                                                        5,717          (2,644)
                          Inventory                                                                (94,023)        (15,533)
                          Prepaid expenses                                                         (31,675)           (296)
                          Other assets                                                                  --          (5,673)
              Increase (decrease) in:
                          Accounts payable                                                        (161,860)        149,126
                          Accrued expenses                                                          (6,449)            544
                          Customer deposits                                                        (32,641)       (102,541)
                          Warranty reserve                                                          (1,774)            447
                          Accrued interest payable                                                   8,001           8,751
                                                                                        -----------------------------------
Net cash (used in) provided by operating activities                                               (101,617)        228,127
                                                                                        -----------------------------------

Investing Activities:
Purchase of property and equipment                                                                 (18,847)        (98,312)

Net cash used in investing activities                                                              (18,847)        (98,312)
                                                                                        -----------------------------------

Financing activities:
Payments on capital lease obligations                                                               (1,202)
Net cash provided by (used in) financing activities:                                                (1,202)             --
                                                                                        -----------------------------------

Net increase (decrease) in cash                                                                   (121,666)        129,815

Cash - Beginning of the period                                                                     139,072          73,068
                                                                                        -----------------------------------

Cash -  End of the period                                                               $           17,406   $     202,883
                                                                                        ===================================










           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)


Note 1. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended October 26, 2002, are not necessarily indicative of the results that may be expected for the year ending July 26, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 27, 2002.

         In order to maintain consistency and comparability between periods presented certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period.

         The consolidated financial statements include Jupiter Marine International Holdings, Inc. and its wholly-owned subsidiaries, Jupiter Marine International, Inc. and Phoenix Yacht Corporation. All inter-company balances and transactions have been eliminated.

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

         The Company designs, manufactures and markets a diverse mix of high quality sportfishing boats under the Jupiter brand name. The outboard powered product line currently consists of four models:

         31' Open Center Console
         31' Cuddy Cabin
         27' Open center Console
         27' Console-berth model

         The inboard powered models include a completely redesigned 35' Flybridge Convertible as well as a 38' Flybridge Convertible. These models were initially marketed under the Phoenix name. However, effective February 2002 the Company markets its products only under the Jupiter brand name.

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

Net Sales

         The Company's net sales were $2,145,927 for the quarter ended October 26, 2002 an increase of $220,546 (or 11.5%) as compared to $1,925,381 for the quarter ended October 27, 2001. Sales activity has recovered nicely from the aftermath of 9/11. Although the economy is still very sluggish the products manufactured by the Company are still in demand. Management attributes this demand to the Company's reputation for building high quality, very seaworthy boats. Management cautions that there can be no assurances that retail demand for its product will continue to go against the economic trend. The Company's advertising campaign, boating magazine articles and boat show participation has increased the awareness of the Jupiter brand name to the retail customer. Our order backlog as of October 26, 2002 is about equal to last year at about eight weeks.

Cost of Sales and Gross Profit

         Cost of sales for the quarter ended October 26, 2002 was $1,646,889 resulting in $499,038 of gross profit or 23.5% of net sales. For the quarter ended October 27, 2001 cost of sales was $1,456,030 and gross margin was $469,351 or 24.4% of net sales. The slight decline in gross profit percent is due to greater sales of boats during the quarter ended October 26, 2002 with less gross profit margin than during the quarter ended October 27, 2001.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses were $270,128 an increase of $5,374 (2.0%) for the quarter ended October 27, 2001, or 12.6% of net sales, as compared to $264,754, or 13.8% of net sales for the quarter ended October 27, 2001. Management has instituted budgetary constraints to maintain spending at acceptable levels. No new employees were added during this quarter.

         Depreciation and amortization expense increased by $21,867 to $91,940 for the quarter ended October 26, 2002 as compared to $70,073 for the same quarter last year. New boat molds account for this increase.

         Interest expense increased by $6,920 to $15,711 for the quarter ended October 26, 2002 primarily due to the revolving line of credit disclosed below and outstanding notes.

Liquidity and Capital Resources

         The Company, from its inception, has experienced poor cash flows and has met its cash requirements by borrowings and by issuing, through private placements, its common and preferred stock and through third party loans. The Company anticipates that funds received from these sources and cash generated from operations should be sufficient to satisfy the Company's contemplated cash requirements for at least the next twelve months. After such time, the Company anticipates that cash generated from operations will be sufficient to fund its operations, although there can be no assurances that this be the case.

         During November 2001 the Company negotiated a $250,000 revolving line of credit with a financial institution which expired November 2002. The line of credit was subsequently extended through November 2003 and increased to

$500,000. The note on the line of credit bears interest at the financial institution's index rate plus 2%. The note is collateralized by all of the Company's assets and is personally guaranteed by Carl Herndon.

         Inventories increased by $94,023 to $1,110,513 at October 26, 2002 compared to $1,016,490 at July 27, 2002 resulting primarily from maintaining a supply of outboard engine on hand as opposed to buying them from a distributor on an as needed basis. The change in prepaid expenses relates solely to the timing of expenditures made. Expenditures for property and equipment was kept at a minimum for the quarter ended October 26, 2002. Accounts payable decreased by $161,859 during this same time period as vendors accounts were brought closer to their terms. Customer deposits decreased during the three months ended October 26, 2002 as boats relating to these deposits were delivered and new orders did not require deposits.

         The Company does not anticipate any significant purchase of equipment in the near future. The number and level of employees at October 26, 2002 should be adequate to fulfill the production schedule.

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

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports On Form 8-K

         (a) Exhibits required by Item 601 of Requlation S-B

             16.1 Letter from former Auditor (previously filed on Form 8-K dated August 14, 2003)

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

                             JUPITER MARINE INTERNATIONAL HOLDINGS, INC.


Date: July 17, 2003          By: /s/Carl Herndon
                                -----------------------------------------------
                                Carl Herndon, Director, Chief Executive Officer (Principal Executive Officer) and President


Date: July 17, 2003          By: /s/Lawrence Tierney
                                -----------------------------------------------
                                Lawrence Tierney, Director and Chief
                                Financial Officer (Principal Accounting Officer)

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Carl Herndon, the Principal Executive Officer of Jupiter Marine International Holdings, Inc., certify that:

         1. I have reviewed this Quarterly Report on Form 10-QSB of Jupiter Marine International Holdings, Inc.

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

         4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))] for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

                  b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                  c) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

                  d) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

DATE:  July 17, 2003                  /s/ Carl Herndon
                                      -----------------------------------------
                                      Carl Herndon, Principal Executive Officer

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Lawrence Tierney, the Principal Accounting Officer of Jupiter Marine International Holdings, Inc., certify that:

         1. I have reviewed this Quarterly Report on Form 10-QSB of Jupiter Marine International Holdings, Inc.

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

         4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))] for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

                  b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                  c) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

                  d) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

DATE:  July 17, 2003             /s/ Lawrence Tierney
                                 ----------------------------------------------
                                 Lawrence Tierney, Principal Accounting Officer