Form 10QSB
period 2003-01-27
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2003-07-21
CIK 1063154

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended January 27, 2003
                                            ----------------

( )          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from.................to..................
                  Commission file number........................................

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

         Transitional Small Business Disclosure Format (check one):

         Yes   [ ]      No   [X]

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                                                                                Page
                                                                                                ----
Part I.  Financial Information                                                                   3
-------  ---------------------

Item 1.  Consolidated Financial Statements                                                       3

         Balance Sheets as of January 27, 2003 and July 27, 2002                                 3-4

         Statements of Operations for the three months and six months
         ended January 27, 2003 and January 26, 2002                                             5

         Statements of Cash Flows for the six months ended January 27, 2003
         and January 26, 2002                                                                    6

         Notes to consolidated financial statements                                              7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                           8

Item 3.  Controls and Procedures                                                                 11

Part II. Other Information                                                                       12
-------- -----------------

Item 1.  Legal Proceedings                                                                       12

Item 2.  Changes in Securities and Use of Proceeds                                               12

Item 3.  Defaults Upon Senior Securities                                                         12

Item 4.  Submissions of Matters to a Vote of Security Holders                                    12

Item 5.  Other Information                                                                       12

Item 6.  Exhibits and Reports on Form 8-K                                                        12

PART I   FINANCIAL INFORMATION
------   ---------------------

Item 1.  Consolidated Financial Statements


                         Jupiter Marine International Holdings, Inc
                                    Consolidated Balance Sheets

                                                                                    January 27,          July 27,
                                                                                        2003               2002
                                                                                    (unaudited)          (audited)
                                                                                -------------------------------------
                    Assets

Current assets:
      Cash and cash equivalents                                                 $         223,435    $       139,072
      Accounts receivable, net                                                             38,985             35,760
      Inventory                                                                         1,141,104          1,016,490
      Prepaid expenses                                                                     53,625              2,209
                                                                                -------------------------------------

      Total current assets                                                              1,457,149          1,193,531


Property and equipment:
      Boat molds                                                                        1,458,951          1,421,802
      Machinery and equipment                                                             178,833            170,043
      Leasehold improvements                                                              251,851            249,898
      Office equipment                                                                     54,277             52,514
                                                                                -------------------------------------
                                                                                        1,943,912          1,894,257
      Less accumulated depreciation and amortization                                    1,248,125          1,064,246

      Property and equipment, net                                                         695,787            830,011


Other assets                                                                               46,229             48,194


                                                                                -------------------------------------
Total assets                                                                    $       2,199,165    $     2,071,736
                                                                                =====================================
















           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc
                           Consolidated Balance Sheets

                                                                                      January 27,         July 27,
                                                                                         2003               2002
                                                                                      (unaudited)         (audited)
                                                                                -------------------------------------
      Liabilities and Shareholder's Equity

Current liabilities:
      Accounts payable                                                          $         635,724     $      616,039
      Accrued expenses                                                                    229,082            351,853
      Customer deposits                                                                    87,254            206,355
      Warranty reserve                                                                     97,628             97,997
      Capital lease obligation                                                              4,113              4,113
      Current portion of long-term debt                                                   375,000            375,000
                                                                                -------------------------------------
      Total current liabilities                                                         1,428,801          1,651,357
                                                                                -------------------------------------

Long-term liabilities:
      Accrued interest payable                                                            104,961             88,959
      Capital lease obligation                                                              5,916              8,056
      Long-term debt shareholder                                                          350,000            350,000
                                                                                -------------------------------------
                                                                                          460,877            447,015
                                                                                -------------------------------------

Total liabilities                                                                       1,889,678          2,098,372

Stockholders' equity:
      Convertible preferred stock, $0.01 par value, 5,000,000
      shares authorized ($1,568,277 aggregate liquidation preference)
      Series A, 315,000 shares issued and outstanding                                         315                315
      Series B, 401,000 shares issued and outstanding                                         401                401
      Series C, 848,757 and 852,277 shares issued and outstanding                             849                852
      Common stock, $0.01 par value, 50,000,000 shares
      authorized, 6,681,408 and 4,340,170 issued and outstanding                            6,682              4,341
      Additional paid-in capital                                                        2,635,267          2,418,366
      Accumulated deficit                                                              (2,334,027)        (2,450,911)
                                                                                -------------------------------------

      Total stockholder's equity                                                          309,487            (26,636)


                                                                                -------------------------------------
Total liabilities and stockholder's equity                                      $       2,199,165     $    2,071,736
                                                                                =====================================

















           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc
                      Consolidated Statements of Operations
                                    Unaudited


                                                              Three Months Ended                    Six Months Ended
                                                          January 27,    January 26,         January 27,    January 26,
                                                              2003           2002                2003           2002
                                                         ------------------------------     ------------------------------
Net Sales                                                $    2,152,361   $  1,239,183      $    4,298,288   $  3,164,564

Cost of Sales                                                 1,696,416      1,191,008           3,343,306      2,647,038
                                                         ------------------------------     ------------------------------

    Gross Profit                                                455,945         48,175             954,982        517,526

Operating Expenses:
  Selling, general & administrative                             252,163        292,040             522,291        556,794
  Depreciation & amortization                                    91,939         72,591             183,879        142,664
                                                         ------------------------------     ------------------------------

    Total Operating Expenses                                    344,102        364,631             706,170        699,458
                                                         ------------------------------     ------------------------------

Other income/(expense)
  Interest expense                                              (25,722)       (10,185)            (41,432)       (18,976)
  Other                                                                             --                (112)           140
                                                         ------------------------------     ------------------------------

    Total other income/(expense)                                (25,722)       (10,185)            (41,544)       (18,836)

Net income/(loss)                                                86,121       (326,641)            207,268       (200,768)

Dividends on preferred stock                                    (27,111)       (25,090)            (54,222)       (58,269)
Interest on Triton stock                                        (36,162)                           (36,162)

Net income (loss) applicable to
 common shareholders                                     $       22,848   $   (351,731)     $      116,884   $   (259,037)
                                                         ==============================     ==============================

Net (loss) income per common share - Basic               $         0.00   $      (0.08)     $         0.02   $      (0.06)

Weighted number of common shares outstanding                  6,676,715      4,169,400           5,521,492      4,169,400
                                                         ==============================     ==============================






















          See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                                    Six Months Ended
                                                                                              January 27,       January 26,
                                                                                                  2003             2002
                                                                                        -----------------------------------
Operating Activities:
Net income                                                                              $          207,268    $   (200,768)
Adjustments to reconcile net income to
net cash provided by operating activities:
              Depreciation and amortization                                                        183,879         142,664
              Forgiveness of management fee due related party                                       78,333
              Issuance of stock in lieu of services                                                    522
              Decrease (increase) in:
                          Accounts receivable                                                       (3,225)         (2,946)
                          Inventory                                                               (124,614)        (78,744)
                          Prepaid expenses                                                         (51,416)         22,796
                          Other assets                                                               1,965          (5,675)
              Increase (decrease) in:
                          Accounts payable                                                          19,685         315,715
                          Accrued expenses                                                        (122,771)          6,446
                          Customer deposits                                                       (119,101)       (427,128)
                          Warranty reserve                                                            (369)          1,186
                          Accrued interest payable                                                  16,002          17,502
                                                                                        -----------------------------------
Net cash provided by operating activities                                                           86,158        (208,952)
                                                                                        -----------------------------------

Investing Activities:
Purchase of property and equipment                                                                 (49,655)        (98,312)

Net cash used in investing activities                                                              (49,655)        (98,312)
                                                                                        -----------------------------------

Financing activities:
Proceeds from issuance of debt                                                                                     250,000
Payments on capital lease obligations                                                               (2,140)
Net proceeds from issuance of stock                                                                 50,000
                                                                                        -----------------------------------
Net cash provided by (used in) financing activities:                                                47,860         250,000
                                                                                        -----------------------------------

Net increase (decrease) in cash                                                                     84,363         (57,264)

Cash - Beginning of the period                                                                     139,072          73,068
                                                                                        -----------------------------------

Cash -  End of the period                                                               $          223,435    $     15,804
                                                                                        ===================================













          See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)


Note 1. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 27, 2003, are not necessarily indicative of the results that may be expected for the year ending July 26, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended July 27, 2002.

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

         The Company designs, manufactures and markets a diverse mix of high quality sportfishing boats under the Jupiter brand name. The outboard product line currently consists of four outboard center console models:

         31' Open Center Console
         31' Cuddy Cabin
         27' Open Center Console
         27' Center Console-berth model

         The inboard models include a completely redesigned Flybridge Convertible as well as a 38' Flybridge Convertible. These models were initially marketed under the Phoenix name. However, effective February 2002 the Company markets its products only under the Jupiter name.

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

Net Sales

         The Company's net sales increased by $913,178 (or 73.7%) to $2,152,361 for the second quarter ended January 27, 2003 as compared to $1,239,183 for the second quarter ended January 26, 2002. For the six months ended January 27, 2003 sales were $4,298,288 compared to $3,164,564 for same period of last fiscal year, an increase of $1,133,724 (or 35.8%). The second quarter of last year was the quarter most severely effected by the aftermath of September 11. We have regained our lost momentum and are moving ahead. Demand for our products has continued to increase as our reputation for building high quality very seaworthy boats has grown. Additionally, we made significant improvements to our existing models that make them even more attractive to the end user. Very favorable boating magazine articles written about our products have also enhanced our reputation and have contributed to increased sales.

         A completely redesigned 31' Cuddy Cabin model was introduced at the February 2003 Miami International Boat Show to positive reviews. While this new model is still an excellent fishing boat it now has more amenities that are more suited to the recreational/ cruising enthusiast. For example, seating capacity has been increased, more storage has been added, the cabin is more functional, forward deck access has improved and the overall profile is more attractive. Management feels that this new model and the ones to come in the near future will allow us reach an entirely new segment of the boating market.

Cost of Sales and Gross Profit

         Cost of sales for the quarter ended January 27, 2003 was $1,696,416 resulting in $455,945 of gross profit or 21.2% of net sales. For the quarter ended January 26, 2002 cost of sales was $1,191,008 and gross profit was only $48,175. For the six months ended January 27, 2003 gross profit was $954,982 or 22.2% of net sales. For the same six months of last year gross margin was $517,526 or 16.4% of net sales. Gross profit percentage has returned to a more normal level as the need to discount product to induce sales has been all but eliminated. Manufacturing efficiencies have also improved, as the production flow has been more consistent.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses were $252,163, or 11.7% of net sales, for the quarter ended January 27, 2003 as compared to $292,040, or 23.6% of net sales, for the quarter ended January 26,2002, a decrease of $39,877 (13.6%). For the six months ended January 27, 2003 operating expenses were $522,291, or12.2% of net sales. For the same six months of last year operating expenses were $556,794, 17.6% of net sales, a decrease of $34,503 (6.2%). Expenditures have been kept to budgetary limits and no new employees were added during fiscal year 2003.

         Interest expense increased during the second quarter and for the six months as compared to last year because of interest on new borrowings.

Liquidity and Capital Resources

         The Company, from its inception, has experienced poor cash flow and met its cash requirements by borrowings and by issuing, through private placements, its common and preferred stock. The Company anticipates that funds received from these sources and cash generated from operations should be sufficient to satisfy the Company's contemplated cash requirements for at least the next twelve months. After such time, the Company anticipates that cash generated from operations will be sufficient to fund its operations, although there can be no assurances that this will be the case.

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

         Inventories increased by $124,614 at January 27, 2003 compared to July 27, 2002 in an effort to support increased sales. Expenditure for property and equipment was only $49,655, primarily for new molds. However, in order to maintain sales and attract new buyers the Company will be spending more on new molds in the future. Prepaid expenses increased as compared to last year simply because of the timing of boat show related expenditures. Accrued expenses decreased by $122,771primarily from the forgiveness of accrued management fees as more fully discussed below. Customer deposits decreased during the six months ended January 27, 2003 because deposits were not required on the boats that were on order. The transaction was exempt from registration under Section 4(2) of the Securities Act. The securities were issued with legends restricting their transferability absent registration or applicable exemptions.

         During November 2002, five employees, including two executives, exercised their options to purchase 500,000 shares of the Company's stock at $.10 per share.

         On November 21, 2002, the Company's President and the Company's Chief Financial Officer purchased a note payable by the Company to Triton Holdings International Corp. (Triton) in the amount of $350,000, plus accrued interest. Pursuant to the term of the note, the Company's President and Chief Financial Officer were issued an aggregate of 1,808,098 shares of the Company's common stock, valued at a fair value of $36,162, which would have otherwise been issued to Triton and 500,000 shares of the Company's common stock held by Triton. The term of the note was extended to February 14, 2004. These executives also assumed the Management Agreement with Triton and subsequently cancelled the Agreement and forgave $78,333 of accrued fees.

           The number and level of employees at January 27, 2003 should be adequate to fulfill the production schedule.

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

PART II OTHER INFORMATION
------- -----------------

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         On November 21, 2002, the Company's President and the Company's Chief Financial Officer purchased a note payable by the Company to Triton Holdings International Corp. in the amount of $350,000, plus accrued interest. Pursuant to the terms of the note, the Company's President and Chief Financial Officer were issued an aggregate of 1,808,098 shares, valued at a fair value of $36,162, of the Company's common stock which would have otherwise been issued to Triton. The transaction was exempt from registration under Section 4(2) of the Securities Act. The securities were issued with legends restricting their transferability absent registration or applicable exemptions.

         During November 2002, five employees, including two executive officers, exercised their options to purchase 500,000 shares of the Company's stock at $.10 per share. The transaction was exempt from registration under Section 4(2) of the Securities Act. The securities were issued with legends restricting their transferability absent registration or applicable exemptions.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         As disclosed above under Item 2, on November 21, 2002 Triton sold a $350,000 Promissory Note previously issued by the Company to Carl Herndon and Lawrence Tierney. The Note was only sold to Messrs. Herndon and Tierney after the Company was unable to satisfy payment of the Note, despite seeking financing from unrelated third parties on the same or similar terms. In connection with the purchase of the Note, Herndon and Tierney have extended the term of the Note through February 14, 2004. Further, and pursuant to the terms of the Note, Herndon and Tierney received an aggregate of 1,808,098 shares of the Company's common stock which would otherwise have been issued to Triton pursuant to the Note and 500,000 shares of the Company common stock held by Triton.

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

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits required by Item 601 of Requlation S-B

         The following exhibits are filed as part of this report:

         (a) Exhibits:

             16.1 Letter from former Auditor (previously filed on Form 8-K dated August 14, 2002)

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


                                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.


Date: July 17, 2003                By: /s/Carl Herndon
                                       -----------------------------------------
                                       Carl Herndon, Director, Chief Executive
                                       Officer (Principal Executive Officer) and
                                       President


Date: July 17, 2003                By: /s/Lawrence Tierney
                                       -----------------------------------------
                                       Lawrence Tierney, Director, Chief
                                       Financial Officer (Principal Accounting
                                       Officer)

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