Form 10QSB
period 2003-04-26
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2003-07-21
CIK 1063154

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended April 26, 2003
                                            --------------

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

         Transitional Small Business Disclosure Format (check one):

         Yes  [ ]      No  [X]

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                                                                                      Page
                                                                                                      ----

Part I.  Financial Information                                                                          3
-------  ---------------------

Item 1.  Consolidated Financial Statements                                                              3

         Balance Sheets as of April 26, 2003 and July 27, 2002                                          3-4

         Statements of Operations for the three months and nine months
         ended April 26, 2003 and April 27, 2002                                                        5

         Statements of Cash Flows for the nine months ended April 26,
         2003 and April 27, 2002                                                                        6

         Notes to consolidated financial statements                                                     7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                          8

Item 3.  Controls and Procedures                                                                        11

Part II. Other Information                                                                              12
-------- -----------------

Item 1.  Legal Proceedings                                                                              12

Item 2.  Changes in Securities and Use of Proceeds                                                      12

Item 3.  Defaults Upon Senior Securities                                                                12

Item 4.  Submissions of Matters to a Vote of Security Holders                                           12

Item 5.  Other Information                                                                              12

Item 6.  Exhibits and Reports on Form 8-K                                                               12

PART I   FINANCIAL INFORMATION
------   ---------------------

Item 1. Consolidated Financial Statements



                   Jupiter Marine International Holdings, Inc.
                           Consolidated Balance Sheets

                                                                                  April 26,              July 27,
                                                                                     2003                  2002
                    Assets                                                       (unaudited)            (audited)
                                                                               ---------------       ---------------
Current assets:
        Cash and cash equivalents                                              $       46,715        $      139,072
        Accounts receivable, net                                                      367,781                35,760
        Inventory                                                                   1,007,546             1,016,490
        Prepaid expenses                                                               56,420                 2,209
                                                                               ---------------       ---------------

        Total current assets                                                        1,478,462             1,193,531


Property and equipment:
        Boat molds                                                                  1,545,311             1,421,802
        Machinery and equipment                                                       178,832               170,043
        Leasehold improvements                                                        251,852               249,898
        Office furniture and equipment                                                 54,277                52,514
                                                                               ---------------       ---------------
                                                                                    2,030,272             1,894,257
        Less accumulated depreciation and amortization                              1,340,065             1,064,246
                                                                               ---------------       ---------------

        Property and equipment, net                                                   690,207               830,011
                                                                               ---------------       ---------------


Deposits and other                                                                     46,229                48,194
                                                                               ---------------       ---------------


        Total assets                                                           $    2,214,898        $    2,071,736
                                                                               ===============       ===============
















           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc.
                           Consolidated Balance Sheets

                                                                                  April 26,              July 27,
                    Liabilities and Stockholders' Equity                            2003                  2002
                                                                                 (unaudited)            (audited)
                                                                               ---------------       ---------------
Current liabilities:
        Accounts payable                                                              625,089               616,039
        Accrued expenses                                                              236,876               351,853
        Customer deposits                                                             118,504               206,355
        Warranty reserve                                                              107,739                97,997
        Capital lease obligation                                                        4,113                 4,113
        Current portion of long term debt                                             275,000               375,000
                                                                               ---------------       ---------------

        Total current liabilities                                                   1,367,321             1,651,357

Long-term liabilities:
        Accrued interest payable                                                      102,962                88,959
        Capital lease obligation                                                        4,936                 8,056
        Long-term debt shareholder                                                    350,000               350,000
                                                                               ---------------       ---------------

        Total liabilities                                                           1,825,219             2,098,372
                                                                               ---------------       ---------------

Stockholders' equity
        Convertible preferred stock, $.001 par value, 5,000,000 shares authorized ($1,568,277 aggregate liguidation preference)
        Series A, 315,000 shares issued and outstanding                                   315                   315
        Series B, 401,000 shares issued and outstanding                                   401                   401
        Series C, 849,000 shares issued and outstanding                                   849                   852
        Common stock, $.001 par value, 50,000,000 shares authorized
        6,682,000 and 4,341,000 issued and outstanding                                  6,682                 4,341
        Additional paid-in capital                                                  2,662,378             2,418,366
        Accumulated deficit                                                        (2,280,946)           (2,450,911)
                                                                               ---------------       ---------------

        Total stockholders' equity                                                    389,679               (26,636)


                                                                               ---------------       ---------------
        Total liabilities and stockholders' equity                             $    2,214,898        $    2,071,736
                                                                               ===============       ===============
















           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc
                      Consolidated Statements of Operations
                                   (unaudited)

                                                         Three Months Ended                    Nine Months Ended
                                                    April 26,          April 27,         April 26,          April 27,
                                                       2003              2002               2003               2002
                                                  ---------------   ----------------   ---------------    ---------------
Net sales                                         $    2,486,928    $     1,948,380    $    6,785,216     $    5,112,944

Cost of sales                                          1,992,234          1,656,039         5,335,540          4,303,077
                                                  ---------------   ----------------   ---------------    ---------------

    Gross profit                                         494,694            292,341         1,449,676            809,867

Operating expenses:
  Selling, general and administrative                    308,427            344,958           830,718            901,752
  Depreciation & amortization                             91,940             76,591           275,819            219,255
                                                  ---------------   ----------------   ---------------    ---------------
    Total operating expenses                             400,367            421,549         1,106,537          1,121,007

Other income/(expenses):
  Interest expense                                       (14,703)            (9,655)          (56,135)           (28,631)
  Other                                                      565                 --               453                140
                                                  ---------------   ----------------   ---------------    ---------------
      Total other income/(expense)                       (14,138)            (9,655)          (55,682)           (28,491)

     Net Income (Loss)                                    80,189           (138,863)          287,457           (339,631)

Dividends on preferred stock                             (27,111)           (25,090)          (81,333)           (83,359)
Interest in Triton stock                                                                      (36,162)

Net income (loss) applicable to
 common shareholders                              $       53,078    $      (163,953)   $      169,962     $     (422,990)
                                                  ===============   ================   ===============    ===============

Net income (loss) per common share - Basic        $         0.01    $         (0.04)   $         0.03     $        (0.02)

Weighted number of common shares outstanding           6,676,715          4,170,000         6,676,715          4,170,000
                                                  ===============   ================   ===============    ===============


























           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                       Nine Months           Nine Months
                                                                          Ended                 Ended
                                                                      April 27, 2003       April 27, 2002
                                                                      --------------     ---------------
Operating Activities:
Net Income (loss)                                                     $     287,457      $     (339,631)
Adjustments to reconcile net income (loss) to
     net cash (used in) provided by operating activities:
     Depreciation and amortization                                          275,819             219,255
     Forgiveness of management fee due related party                         78,333
     Issuance of stock in lieu of services                                      522
     Decrease (increase) in:
         Accounts receivable                                               (332,021)            (86,490)
         Inventory                                                            8,944            (184,999)
         Prepaid expenses                                                   (54,211)             48,521
         Other assets                                                         1,965              (5,675)
     Increase (decrease) in:
         Accounts payable                                                     9,053             444,851
         Accrued expenses                                                  (114,977)             90,962
         Customer deposits                                                  (87,851)           (337,008)
         Warranty reserve                                                     9,742               2,085
         Accrued interest payable                                            14,003              26,252
                                                                      --------------     ---------------

Net cash (used in) provided by operating activities                          96,778            (121,877)
                                                                      --------------     ---------------


Investing Activities:
Purchase of property and equipment                                         (136,015)            (99,722)
                                                                      --------------     ---------------

Net cash used in investing activities                                      (136,015)            (99,722)
                                                                      --------------     ---------------

Financing Activities:
Proceeds from issuance of debt                                                                  375,000
Payments on capital lease obligations                                        (3,120)
Repayment of debt                                                          (100,000)                 --
Net proceeds from issuance of stock                                          50,000
                                                                      --------------     ---------------

Net cash provided by (used in) financing activities:                        (53,120)            375,000
                                                                      --------------     ---------------

Net increase (decrease) in cash                                             (92,357)            153,401

Cash - Beginning of the period                                              139,072              73,068
                                                                      --------------     ---------------

Cash - End of the period                                              $      46,715      $      226,469
                                                                      ==============     ===============









           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)


Note 1. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 26, 2003, are not necessarily indicative of the results that may be expected for the year ending July 26, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended July 27, 2002.

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

Net Sales

         The Company's net sales increased by $538,548 (or 27.6%) to $2,486,928 for the three month period ended April 26, 2003 as compared to $1,948,380 for the three month period ended April 27, 2002. For the nine months ended April 26, 2003 sales were $6,785,216 compared to $5,112,944 for same period of last fiscal year, an increase of $1,672,272 (or 32.7%). Demand for our products has continued to increase as our reputation for building high quality very seaworthy boats has grown. Additionally, we made significant improvements to our existing models which we believe make them even more attractive to the end user. Very favorable boating magazine articles written about our products have also enhanced our reputation and have contributed to increased sales.

         Sales of the new 31' Cuddy Cabin, introduced during February 2003, have exceeded management expectations. A new 31' Forward Seating model was introduced in May 2003 and a new 27' Forward Seating model was introduced in July 2003. Management feels that these new models as well as our on-going commitment to quality will enable us to reach an entirely new segment of the boating market.

Cost of Sales and Gross Profit

         Cost of sales for the three month period ended April 26, 2003 was $1,992,234 resulting in $494,694 of gross profit or 19.9% of net sales. For the three month period ended April 27, 2002 cost of sales was $1,656,039 and gross profit was $292,341 or 15.0% of net sales. During the three month period ended April 27, 2002 extra sales discounts were given and manufacturing was operating inefficiently because of sporadic orders. For the nine months ended April 26, 2003 gross profit was $1,449,676 or 21.4% of net sales. For the same nine months of last year gross profit was $809,867 or 15.8% of net sales. The increase in gross profit percentage for the third quarter compared to the percentage for the year to date is attributable to improved operating efficiencies and increased orders.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses were $308,427, or 12.4% of net sales, for the three months ended April 26, 2003 as compared to $344,958, or 17.7% of net sales, for the three months ended April 27, 2002, a decrease of $36,531 (10.6%). For the nine months ended April 26, 2003 operating expenses were $830,718, or 12.2% of net sales. For the same nine months of last year operating expenses were $901,752, 17.6% of net sales, a decrease of $72,879 (8.1%). Expenditures have been kept to budgetary limits and no new employees were added though the third quarter of fiscal year 2003.

         Interest expense increased during the three months ended April 26, 2003 and for the nine months ended April 26, 2003, as compared to last year because of interest on new borrowings.

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

         Accounts receivable was up significantly at April 26, 2003 because four boats delivered at the end of the quarter were not paid until the first week of the following month. Expenditures for property and equipment were $136,015, primarily for new molds. In order to sustain our sales growth the Company will be spending more on new molds in the future. Prepaid expenses increased as compared to July 27, 2002 because of the timing of boat show related expenditures. Customer deposits decreased because deposits were not required on the boats that were on order. Accrued expenses decreased by $114,977 primarily due to the forgiveness of management fees as more fully discussed below.

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

           The number and level of employees at April 26, 2003 should be adequate to fulfill the production schedule.

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

                                 Certifications

I, CARL HERNDON, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 17, 2003


/S/ CARL HERNDON
----------------
CARL HERNDON
Chief Executive Officer (or equivalent)

I, LAWRENCE TIERNEY, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 17, 2003


/S/LAWRENCE TIERNEY
-------------------
LAWRENCE TIERNEY
Chief Financial Officer (or equivalent)