Form 10KSB
period 2003-07-26
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2003-11-19
CIK 1063154

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended July 26, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM
         _______________ TO _________________.

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
             Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $9,304,192

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. ($0.12 on October 24, 2003) $398,197.20.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 20, 2003: 8,309,718 Shares of Common Stock; 315,000 Series A Preferred Shares; 452,500 Series B Preferred Shares; and 925,003 Series C Preferred Shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One).   Yes [ ]     No [X]

                                           Table of Contents


                                                                                                       Page
                                                                                                       ----
PART I
------
Item 1.       Description of Business............................................................        3

Item 2.       Description of Property............................................................        8

Item 3.       Legal Proceedings..................................................................        8

Item 4        Submission of Matters to a Vote of Security Holders................................        8

PART II
-------
Item 5.       Market for Common Equity and
              Related Stockholder Matters........................................................        9

Item 6.       Management's Discussion and Analysis or Plan of Operation..........................        11

Item 7.       Financial Statements...............................................................        16

Item 8.       Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure.............................................        16

Item 8A.      Controls and Procedures............................................................        17

PART III
--------
Item 9.       Directors and Executive Officers...................................................        18

Item 10.      Executive Compensation.............................................................        20

Item 11.      Security Ownership of Certain Beneficial
              Owners and Management and Related Stockholder Matters..............................        22

Item 12.      Certain Relationships and Related Transactions.....................................        23

Item 13.      Exhibits, List and Reports on Form 8-K.............................................        25

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

         The Company designs, manufactures and markets a diverse mix of high quality sportfishing boats under the Jupiter name. The product line currently consists of seven models:

         31' Open Center Console
         31' Cuddy Cabin
         31' Forward Seating Center Console
         27' Open Center Console
         27' Console-berth model
         27' Forward Seating Center Console
         35' Flybridge Convertible

Products

         The list prices for the Jupiter 31 models range from $133,870 to $134,850 and from $94,740 to $99,650 for the Jupiter 27. The 35' Flybridge has a list price of $339,000. Optional equipment specified by the customer is additional. The Company provides each boat purchaser with a limited lifetime hull structure warranty and a 12 month warranty on any other part manufactured by the Company.

         31' Open Center Console
         -----------------------

         The 31' Center Console is designed for the family fisherman and provides what management of the Company believes is a quality offshore performance while offering amenities and features not normally found in other open boats. This model includes a private stand up compartment with 6'2" headroom containing a vanity with sink and shower and room for optional marine head.

         31' Cuddy Cabin Center Console
         ------------------------------

         This model was completely redesigned and introduced during February 2003. In addition to her sleek new look major improvements include: centerline cabin entrance, increased cabin and deck storage, a new console seat, live-well in transom, larger fishbox and high performance trim tabs. The forward cuddy cabin is equipped with cruising amenities and a comfortable 4-place dinette that converts to a queen berth for sleeping.

         31' Forward Seating Center Console
         ----------------------------------

         This is a new model that was introduced during the fourth quarter. The 31' Forward Seating model is the perfect choice for serious anglers who also need the additional seating for family and friends when cruising or entertaining. The U-shaped, cushioned forward area provides comfortable seating for six adults and is roomy enough for lounging and sunbathing.

         27' Open Center Console
         -----------------------

         The 27' Open is the same concept as the 31' Open except in a smaller, less expensive model. It's designed as an entry-level boat at attractive pricing. This model features an integrated engine mounting platform, above deck livewell and transom door The 27' Open was added to the line in order to enable the entry level buyer to acquire a Jupiter boat at an affordable price.

         27' Center Console-berth
         ------------------------

         The 27' Center Console-berth model includes a very unique 6'2" berth built into the console compartment, which is ideal for overnight stays, plus all of the features of the 27' Open.

         27' Forward Seating Center Console
         ----------------------------------

         This is a new model that was introduced during fourth quarter. The 27' Forward Seating is the same as the 27" Open except that it offers a U-shaped, cushioned forward area provides seating for four adults and is roomy enough for lounging and sunbathing.

         35' Flybridge Convertible, Inboard
         ----------------------------------

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

         The Company built 80 boats during fiscal year 2003, which was approximately 80% of capacity. In order to reach capacity the Company would need to add new models to its line and hire additional employees, both skilled and unskilled. Should the production capacity be reached, the Company believes it could then further expand its manufacturing capacity by adding additional plant space, equipment and tooling.

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

         JMI markets its product lines in nationally circulated magazines and trade publications including Boating Magazine, Sports Fishing, Florida Sportsman, Motor Boating and Saltwater Sportsman. JMI intends to attend most major boat shows and exhibitions, as well as possibly sponsoring boats in fishing tournaments.

         The marketing of boats to retail customers is the direct responsibility of authorized dealers, whose efforts are supplemented by the Company through advertising in boating magazines and participation in boat shows. The Company`s dealers are located in the United States along the East Coast and Gulf of Mexico, as well as Puerto Rico. These dealers are not exclusive to the Company and may carry the boats of other companies. The Company uses discretion in locating new dealers in an effort to protect the interests of the existing dealers. The Company normally does not manufacture boats for inventory. Most boats are pre-sold to a dealer when entering the production line. The Company currently has agreements with 13 boat dealers. The Company is in the process of seeking additional qualified boat retailers to act as dealers.

         The Company sells all of its boats through retail dealers primarily on a cash-on-delivery basis. However, approximately 37% of Company shipments are made pursuant to commercial dealer floor plan financing programs in which the Company participates on behalf of its dealers. Under these arrangements, a dealer establishes lines of credit with one or more, Company approved, third-party lenders for the purchase of inventory. When a dealer purchases a boat pursuant to a floor plan arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to the Company.

         The Company has agreed to repurchase boats with unencumbered titles from an approved third-party lender which have been repossessed from a dealer and returned to the Company in new or like new condition. Since its inception and through July 26, 2003, the Company has not been required to repurchase any boats. However, the Company is contingently liable for approximately $1,014,000 under terms of these agreements as of July 26, 2003. Except as noted above, the Company has no other obligation to repurchase boats from its dealers.

         The outboard line competes directly with the following manufacturers in its market segment: Intrepid Powerboats, Inc., Contender Boats, Inc., Grady-White Boats, Pursuit, a Division of S2 Yachts, and Regulator. The inboard model competes with similar models of Cabo Yachts, Inc., Egg Harbor Yacht Company and Riviera.

Employees

         Paychex Business Solutions (Paychex) has been engaged by JMIH to provide all personnel and human resource management services. The Company employs approximately 50 full-time personnel at its manufacturing facility, including 10 administrative and executive personnel. Effective August 1, 2003, the Company terminated its relationship with Paychex and entered into a new human resources agreement with Gevity HR. The agreement with Gevity HR may be terminated upon 30 days written notice. Management believes its relationship with its employees is good and does not foresee any difficulties in hiring additional employees.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases a 32,140 square foot facility located at 3391 S.E. 14th Avenue, Port Everglades, Florida. The facility maintains the Company's boat manufacturing operation and executive offices. The Company leases the facility from Carl Herndon, the Company's President and Chief Executive Officer. The lease was renewed on July 27, 2001 for an additional five years or through July 2006. The renewed lease requires the Company to pay initial monthly lease payments of $14,383 per month plus applicable real estate and sales taxes. The lease payments are subject to a 5% annual increase The Company had an exclusive option to purchase the facility during certain periods which terminated on September 30, 2003.

         Three additional buildings of 6,250, 3,240 and 5,000 square feet, which are located next to the main manufacturing facility, were leased from an independent lessor. The monthly rent for these buildings is $3,994, $2,421 and $3,165. The leases expire on July 31, 2005, July 31, 2005 and September 30, 2005.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity

         The Company's common stock currently is traded on the Pink Sheets under the symbol "JMIH". The Company's common stock was previously quoted on the Over the Counter Bulletin Board (OTCBB). Prior to October 12, 2000, the Company's common stock was not publicly traded. The following table sets forth the high and low bid quotations for the Company's common stock as traded on the OTCBB or Pink Sheets for the calendar year periods indicated. The Company's common stock is thinly traded and transactions are sporadic. On October 24, 2003 the trading bid price of the Company's common stock was $.12. Quotations, as supplied by the Pink Sheets, reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

Calendar Period                                  High             Low
---------------                                  ----             ---

Quarter ended June 30, 2001                      $.48             $.48
Quarter ended September 30, 2001                 $.48             $.25
Quarter ended December 31, 2001                  $.20             $.15
Quarter ended March 31, 2002                     $.20             $.20
Quarter ended June 30, 2002                      $.20             $.05
Quarter ended September 30, 2002                 $.10             $.01
Quarter ended December 31, 2002                  $.40             $.01
Quarter ended March 31, 2003                     $.40             $.05
Quarter ended June 30, 2003                      $.30             $.20
Quarter ended September 30, 2003                 $.40             $.18

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

Securities Authorized for Issuance Under Equity Compensation Plans

         The table below provides information pertaining to all compensation plans under which equity securities of the Company are authorized for issuance:

                                Equity Compensation Plan Information
                                ------------------------------------
                                                                                         Number of securities
                                     Number of securities                               remaining available for
                                       to be issued upon         Weighted-average        future issuance under
                                          exercise of            exercise price of        equity compensation
                                     outstanding options,      outstanding options,   plans (excluding securities
                                      warrants and rights       warrants and rights    reflected in column (a))
                                             (a)                        (b)                       (c)
                                     --------------------      --------------------   ---------------------------
Equity compensation plans
   approved by security holders               None                          --                          --

Equity compensation plans not
   approved by security holders          1,581,200                        $.67                        None

         Total

Related Stockholder Matters

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

         During the year ended July 26, 2003, the Company declared dividends on its outstanding shares of preferred stock of approximately $127,746, payable in shares of Series B preferred shares on Series A and B shares, and Series C preferred shares on Series C shares. The Company issued an aggregate of 51,500 Series B preferred shares and 76,246 Series C preferred shares for the year ended July 26, 2003.

         During the year ended July 26, 2003, 3,520 shares of Series C preferred stock held by a preferred stock shareholder of the Company were converted into 7,040 shares of common stock.

         During the year ended July 26, 2003 the Company issued 26,100 shares of common stock for legal services rendered to the Company.

         Effective the year ended July 26, 2003, the Board of Directors approved the conversion of accrued salary and other expenses payable to the Company's President and Chief Financial Officer in the amount of $163,867, into an aggregate of 978,310 shares of the Company's common stock. Pursuant to the conversion, the Company's President received 643,684 shares of common stock and Chief Financial Officer received 334,626 shares of common stock.

         Effective the year ended July 26, 2003, the Board of Directors approved the issuance of 650,000 shares of the Company's common stock to the President of the Company in consideration for providing a personal guarantee on the Company's current $500,000 line of credit which was renewed effective November 2002 through November 2003.

         The above transactions were exempt from registration under Section 4(2) of the Securities Act. The securities were issued with legends restricting their transferability absent registration or applicable exemptions. The security holders received information regarding the Company or had knowledge of the Company's operations and business. Furthermore, the security holders had the opportunity to ask questions about the Company.

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

Results of Operations

Net Sales
---------

         The Company's net sales the fiscal year ended July 26, 2003 were $9,304,192 an increase of $2,372,641 (or 34.2%) as compared to $6,931,551 for the fiscal year ended July 27, 2002. This increase primarily results from the successful introduction of three new models during the fiscal year. Customer acceptance of the Company's products continues to remain very strong and they are building a large following of our models.

         The average selling price per boat remained consistent with last year at approximately $116,000. During fiscal year 2003 80 boats were sold compared to 59 boats in fiscal year 2002. At July 26, 2003 dealer inventory was relatively low. Order backlog has increased to a normal range of approximately four months at July 26, 2003 from approximately one month at July 27, 2002.

Cost of Sales
-------------

         Cost of sales for the year ended July 26, 2003 was $7,358,392 resulting in $1,945,800 of gross profit or 20.9% of net sales. For last fiscal year ended July 27, 2002 cost of sales was $5,896,262 and gross profit was $1,035,289 or 14.9% of net sales. The increase in gross profit is the result of: (1) significantly less promotional discounts, (2) more efficient production resulting from better flow of orders (3) a sales shift to more profitable product and (4) better utilization of overhead.

         The Company is continuing to make tooling modifications that should reduce production time while enhancing the overall appearance of the Company's products.

Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general and administrative expenses were $1,176,010, 12.6% of net sales, for the fiscal year ended July 26, 2003 compared to $1,215,918, 17.5% of net sales, for the fiscal year ended July 27, 2002, a decrease of $39,908.

         Boat show expenses were reduced by almost $42,000 by eliminating duplicate space at the Miami International Boat Show. Other advertising and marketing expenses were reduced by approximately $21,000 primarily due to marketing only one brand name. Professional fees were reduced by approximately $101,000. Administrative salaries increased by almost $47,000 due to normal salary increases and the addition of one clerical person. Higher workers compensation rates and medical insurance premiums increased employee benefit cost by approximately $24,000. Management fees were eliminated during the year resulting in a savings of approximately $42,000. Our Vice President of Sales and Marketing took a leave of absence at the end of the fiscal year due to a family illness. He was immediately replaced by another executive with over 30 years of sales and marketing experience in boating industry.

Interest expense
----------------

         Interest expense increased by $49,555, from $53,076 in fiscal year 2002 to $102,631 in fiscal 2003 due to a full year of interest expense on the Bridge Notes and higher revolving credit line.

         The Company was unable to renew and increase its existing line of credit without a personal guarantee from its President. As payment for this personal guarantee, the Company issued the President 650,000 of its common shares with a fair value of $65,000.

Liquidity and Capital Resources

         The Company, from its inception, has experienced poor cash flows and has met its cash requirements by issuing, through private placements, its common and preferred stock. Additionally, the Company has met its financial obligations through third party loans. The Company anticipates that funds received from these sources and cash generated from operations should be sufficient to satisfy the Company's contemplated cash requirements for at least the next twelve months. After such time, the Company anticipates that cash generated from operations will be sufficient to fund its operations, although there can be no assurances that this will be the case.

         The Company extended to November 30, 2003 its revolving line of credit with a financial institution. The credit line was also increased to $500,000 from $250,000. The note on the line of credit bears interest at the financial institution's index rate plus 2% (6.0% at July 26, 2003). The note is collateralized by all of the Company's assets and is personally guaranteed by Carl Herndon, president of the Company.

         Net cash provided by operating activities for fiscal 2003 was $351,336. Net cash used in operating activities was $83,584 for fiscal year 2002. Some of the Company's dealers use third party financing for the purchase of their boats. These third party financing companies pay within four business days of shipment. Consequently, accounts receivable was up $118,499 due to this delay in funding. Inventories decreased by $128,705 due to less 35' Inboards in inventory. Accounts payable decreased by $114,670 as vendor's accounts were brought with-in terms. Accrued expenses decreased as a result of the conversion of some accrued expenses into common stock and the forgiveness of management fees, as more fully discussed below. Customer deposits decreased by $174,626 because deposits were not required on all boats that were on order.

         During the year ended July 26, 2003, the Company increased the amount outstanding under the line of credit by $120,000.

         During April and May 2003, three promissory notes in the aggregate amount of $125,000 became due. The Company is currently negotiating with the note holders to extend the due date on the notes.

         During November 2002, five employees, including two executives, exercised their options to purchase 500,000 shares of the Company's stock at $.10 per share.

         On November 21, 2002, the Company's President and the Company's Chief Financial Officer purchased a note payable by the Company to Triton Holdings

International Corp. (Triton) in the amount of $350,000, plus accrued interest. Pursuant to the terms of the note, the Company's President and Chief Financial Officer were issued an aggregate of 1,808,098 shares, valued at a fair value of $36,162, of the Company's common stock which would have been issued to Triton and 500,000 shares of the Company's stock held by Triton. The term of the note was extended to February 14, 2004. These executives also assumed the Management Agreement with Triton and subsequently cancelled the Agreement and forgave $78,333 of accrued fees.

         The Board of Directors approved the conversion of $163,867, representing accrued salary and other expenses, into 978,310 shares of the Company's common stock to the Company's President and Chief Financial Officer.

         The Board of Directors approved the issuance of 650,000 shares of the Company's common stock to the President of the Company in consideration for providing a personal guarantee on the Company's current line of credit.

         During the year ended July 26, 2003 the Company had sales to three dealers representing 20%, 14% and 13% of 2003 net sales. During the year ended July 27, 2002 the Company had sales to two dealers representing 37% and 22% of 2002 net sales.

         The Company does not anticipate any significant purchases of equipment during fiscal year 2003. Additionally, the number and level of employees at July 27, 2002 should be adequate to fulfill the anticipated production schedule.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") finalized Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS
142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. Upon adoption of SFAS 142, the Company was required to reclassify the carrying amounts of intangible assets and goodwill based on that standard's criteria. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, it requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in that standard. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. It also required the Company to complete a transitional goodwill impairment test six months from the date of adoption and to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company's previous business combinations were accounted for using the purchase method. The adoption of SFAS 141 and SFAS 142 did not have any effect on the Company's financial position and results of operations.

         In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" resolving significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and superseding the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The adoption of SFAS 144 did not effect the Company's consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This SFAS requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. The adoption of SFAS 145 did not effect the Company's consolidated financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under the new standard, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The adoption of SFAS 146 did not effect the Company's financial position or results of operations.

         On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 7 for the Company's disclosures under this standard.

         In May, 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not effect the Company's financial position or results of operations.

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

         The reports of BDO on the Company's financial statements for fiscal years ended July 29, 2000 and July 28, 2001 did not contain an adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, audit scope, or accounting principles, however, they were modified to include an explanatory paragraph wherein they expressed substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 8A. CONTROLS AND PROCEDURES

         The Company has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer (the "CEO") and its Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")) as of the end of the fiscal year covered by this report. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

         There has been no changes in the Company's internal control over financial reporting during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

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

Name                           Age              Position Held
----                           ---              -------------

Carl Herndon, Sr.              64           Director, President and Chief
                                            Executive Officer

Lawrence S. Tierney            57           Director, Vice President and Chief
                                            Financial Officer and Secretary

Carlo Corzine                  44           Director

Key Employees

Jill Shave                     58           Sales Manager

Anthony Clements               44           Production Manager

         Carl Herndon, Sr. - Mr. Herndon has been president, chief executive officer and a director of JMIH since its inception on May 19, 1998. Mr. Herndon has also served as president, chief executive officer and a director of JMI since May 15, 1998. Between 1973 and 1997, Mr. Herndon was president, chief executive officer, director and sole shareholder of Blackfin Yacht Corporation, a Fort Lauderdale, Florida based designer, manufacturer and seller of sportfishing boats. Between 1993 and 1995, Mr. Herndon was president and chief executive officer of Bertram Yacht Corporation in Miami, Florida. During Mr. Herndon's tenure as officer and director of Blackfin, Blackfin filed for Chapter 11 Bankruptcy Reorganization protection. The bankruptcy proceeding was subsequently converted to a Chapter 7 proceeding. Carl Herndon is the father of Carl Herndon, Jr., the former vice president of sales and marketing of JMI.

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

         Anthony Clements - Mr. Clements joined the Company during May 2001 as a Tooling supervisor. In June of 2003 Mr. Clements was promoted to the position of Production Manager. He has over 25 years of experience in the marine industry including working in the tooling and design department of both Chapparal Boats and Wellcraft Marine. Mr. Clements also served as lamination supervisor and lamination production engineer at Donzi Marine. While at Donzi Marine he participated in the APBA National Circuit as a throttle man as well as serving on the design team. Mr. Clements also has extensive knowledge of the marine service industry from the retail as well as the manufacture's perspective.

         Jill B. Shave - Ms. Shave joined JMI in April 2003 as sales manager. Ms. Shave has over 30 years of sale and marketing experience within the boating industry. Most recently she was with Bertram Yachts as inside sales manager. From 1995 to 1998 she was the marketing manager for Mako Marine International, Inc. She held the position of sales coordinator at Lazzara Yacht Sales, the retail arm of the Lazzara Yacht factory, from 1990 to 1994. Ms Shave was at Bertram Yacht from 1979 to 1989 holding such positions as sales coordinator, marketing services manager and advertising and promotions manager. From 1968 to 1979 she held various management position at Seacraft Inc. Ms Shave has served on various National Marine Manufactures Association committees, including boat show and statistics committees.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been complied with for the period which this report relates.

Committees

         The Company currently has no audit committee. The nominating committee consists of Carl Herndon and Lawrence Tierney.

ITEM 10.    EXECUTIVE COMPENSATION

         The following table sets forth information relating to the compensation paid by the Company during the last three fiscal years to: the Company's president and chief executive officer and each of the Company's executive officers who earned more than $100,000 during any fiscal year.

                                             SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------------------
                                            Annual Compensation                          Long-Term Compensation
                                   --------------------------------------------------------------------------------------------
                                                                                    Awards                    Payouts
                                                                           ----------------------------------------------------
                                                                                         Securities
                                                                 Other                     Under-
                                                                Annual      Restricted      Lying
                                                                Compen-       Stock       Options/       LTIP       All Other
   Name and Principal                  Salary        Bonus      sation       Award(s)       SARs       Payouts    Compensation
        Position           Year         ($)           ($)         ($)          ($)           (#)         ($)          ($)
-------------------------- ------- --------------- ---------- ------------ ------------- ------------ ----------- -------------
Carl Herndon, Sr.          8/02-
CEO and President          7/03    $175,000           ---         ---          ---           ---         ---          ---
-------------------------- ------- --------------- ---------- ------------ ------------- ------------ ----------- -------------
                           8/01-
                           7/02    $175,000(1)        (2)         ---          ---       150,000         ---          ---
-------------------------- ------- --------------- ---------- ------------ ------------- ------------ ----------- -------------
                           8/00-
                           7/01    $135,424           ---         ---          ---           ---         ---          ---
-------------------------- ------- --------------- ---------- ------------ ------------- ------------ ----------- -------------
Lawrence Tierney           8/02-
CFO                        7/03    $113,712           ---         ---          ---           ---         ---          ---
-------------------------- ------- --------------- ---------- ------------ ------------- ------------ ----------- -------------
                           8/01-
                           7/02    $100,000(3)        (4)         ---          ---       100,000         ---          ---
-------------------------- ------- --------------- ---------- ------------ ------------- ------------ ----------- -------------
Carl Herndon, Jr.          8/01-
Vice President(5)          7/02    $100,000           ---         ---          ---           ---         ---          ---
-------------------------- ------- --------------- ---------- ------------ ------------- ------------ ----------- -------------

(1) $8,750 of Mr. Herndon's salary has been converted into 51,471 shares of common stock valued at $.17 per share.
(2) Value of 150,000 shares of common stock underlying options exercisable at $.10 per share issued commencing July 25, 2002. Options have been exercised.
(3) $28,750 of Mr. Tierney's salary has been converted into 169,117 shares of common stock valued at $.17 per share.
(4) Value of 100,000 shares of common stock underlying options exercisable at $.10 per share commencing July 25, 2002. Options have been exercised.
(5)  Carl Herndon, Jr. is no longer employed by the Company.

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
               Name                     Options           Granted         Exercise Price        Expiration Date
--------------------------------------------------------------------------------------------------------------------
Carl Herndon, Sr.
President and CEO                          0                0                   0                     --
--------------------------------------------------------------------------------------------------------------------
Lawrence Tierney, CFO                      0                0                   0                     --
--------------------------------------------------------------------------------------------------------------------

Option Exercises and Holdings

       The table below provides a summary of each exercise of stock options or SARs during the last fiscal year by each person named in the Summary Compensation Table and the unexercised options held as of the end of the fiscal year.

                            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                                   OPTION/SAR VALUES
--------------------------------------------------------------------------------------------------------------------
                                                                             Number of
                                                                            Securities
                                                                            Underlying              Value Of
                                                                            Unexercised           Unexercised
                                                                           Options/SARs           In-The-Money
                                                                        at Fiscal Year-End        Options/SARs
                                         Shares            Value                (#)          at Fiscal Year-End ($)
                                      Acquired On        Realized          Exercisable/           Exercisable/
               Name                   Exercise (#)          ($)            Unexercisable         Unexercisable
--------------------------------------------------------------------------------------------------------------------
Carl Herndon, Sr., Director,
President and CEO                      150,000(2)        $3,000(2)         650,000/0(1)             -0-/-0-
--------------------------------------------------------------------------------------------------------------------
Lawrence Tierney, CFO                  100,000(4)        $2,000(4)         250,000/0(3)             -0-/-0-
--------------------------------------------------------------------------------------------------------------------
Carl Herndon, Jr., Vice President         None              N/A            250,000/0(5)             -0-/-0-
--------------------------------------------------------------------------------------------------------------------

(1) Mr. Herndon received options to purchase 600,000 shares of common stock during fiscal year 1999 exercisable at prices ranging from $.50 to $1.00. The exercise period of these options were extended to July 27, 2006 from November 10, 2003 during fiscal year 2001.
(2) Mr. Herndon received options to purchase 150,000 shares of common stock exercisable at $.10 per share until July 27, 2007. These options were exercised during fiscal year July 26, 2003. Fair market value of the common stock underlying the options at fiscal year end July 26, 2003 was $.12 (discounted from $.18 to reflect transfer restrictions on the common stock).
(3) Options are exercisable at prices ranging from $.50 per share to $1.00 per share until July 27, 2006. 100,000 options are exercisable at $.10 per share until July 27, 2007.
(4) Mr. Tierney received options to purchase 100,000 shares of common stock exercisable at $.10 per share until July 27, 2007. These options were exercised during fiscal year July 26, 2003. Fair market value of the common stock underlying the options at fiscal year end July 26, 2003 was $.12 (discounted from $.18 to reflect transfer restrictions on the common stock).
(5) Options are exercisable at prices ranging from $.50 per share to $1.00 per share until July 27, 2006. Carl Herndon, Jr. is no longer employed by the Company.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the Company's common stock beneficially owned on October 23, 2003 by: (1) each shareholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding common stock, (2) each of the Company's executive officers and directors, and (3) all executive officers and directors as a group. Unless otherwise disclosed, the address for the shareholders below is 3391 S.W. 14th Avenue, Port Everglades, Florida 33316. On October 23, 2003, there were approximately 8,309,718 shares of common stock outstanding.

This is not including:

o An aggregate of 1,350,000 shares of Common Stock issuable upon the exercise of options;

o 945,000 shares of Common Stock issuable upon the conversion of 315,000 shares of the Company's Series A Preferred Stock;

o 1,357,500 shares of Common Stock issuable upon the conversion of 452,500 shares of the Company's Series B Preferred Stock;

o 885,000 shares of Common Stock issuable upon the conversion of 295,000 shares of the Company's Series B Preferred Stock which underlie certain options exercisable at $1.00;

o 1,850,006 shares of Common Stock issuable upon conversion of 925,003 shares of Series C Preferred Stock; and

o 150,000 shares of Common Stock issuable upon the exercise of warrants granted to the holders of three (3) short term notes.

                                                 Number of Beneficially              Percentage of Outstanding
Name and Address                                      Owned Shares                   Shares Beneficially Owned
----------------                                      ------------                   -------------------------
Carl Herndon                                             4,967,220(1)                        55.5%

Lawrence Tierney                                           916,064(2)                        10.7%

Carlo Corzine                                              250,600(3)                         2.9%
225 N.E. Mizner Blvd., 4th Floor
Boca Raton, FL 33432

Officers and Directors as a Group                        6,256,384(1)(2)(3)                  69.0%
(3 persons)

----------------
*        Less than 1%.

(1) Includes (i) 46,875 shares of Common Stock issuable upon the conversion of 12,500 shares of Series A Convertible Preferred Stock and 3,125 shares of Series B Preferred Stock and (ii) 600,000 shares of Common Stock issuable upon the exercise of options at exercise prices between $.50 and $1.00 per share expiring July 27, 2006.

(2) Includes 250,000 shares of Common Stock issuable upon the exercise of options at exercise prices between $.50 and $1.00 per share expiring July 27, 2006.

(3) Includes 112,500 shares of Common Stock underlying warrants exercisable at $.48 per share until February 2004 and 128,100 shares of Common Stock underlying warrants exercisable at $.60 per share until October 2004. The warrants were originally issued by the Company to Sterling Financial Investment Group.

ITEM 12. INTEREST OF MANAGEMENT AND OTHER CERTAIN TRANSACTIONS

Manufacturing Facilities

         Mr. Herndon personally owns the Company's manufacturing facility in Port Everglades, Florida. On July 27, 2001, the Company entered into a new lease agreement with Mr. Herndon in which the Company leases the manufacturing facility for a period of five years at $5.37 per square foot or $14,383 per month. The Company believes that the lease agreement between the Company and Mr. Herndon was consummated on terms no less favorable than with an unrelated party. On October 1, 2001, the Company negotiated a two year option with Mr. Herndon to purchase the property. The option has expired.

Credit Line

         During November 2001 the Company negotiated a $250,000 revolving line of credit with a financial institution which expired November 2002 and was subsequently extended through November 2003 and increased to $500,000. The note on the line of credit bears interest at the financial institution index rate plus 2% (6% at July 26, 2003). The note is collateralized by all of the Company's assets and is personally guaranteed by Carl Herndon, president of the Company. In consideration for providing a personal guarantee on the renewed note, Mr. Herndon received 650,000 shares of common stock. The Company believes the compensation paid to Mr. Herndon was on terms equal to, or better than, terms that could have been obtained from an independent third party.

Purchase of Note from Triton

         On November 21, 2002 Triton sold a $350,000 Promissory Note issued by the Company in January 1998 to Carl Herndon and Lawrence Tierney. The Note was only sold to Messrs. Herndon and Tierney after the Company was unable to satisfy payment of the Note, despite seeking financing from unrelated third parties on the same or similar terms. In connection with the purchase of the Note, Herndon and Tierney have extended the term of the Note through February 14, 2004. Further, and pursuant to the terms of the Note, Herndon and Tierney received an aggregate of 1,808,098 shares of the Company's common stock which would otherwise have been issued to Triton pursuant to the Note and 500,000 shares of the Company common stock held by Triton.

         Herndon and Tierney paid Triton $400,000 (the "Purchase Price") payable in the amount of $150,000 cash and a Secured Promissory Note in the principal amount of $250,000. The Secured Promissory Note is secured by a first mortgage on real estate owned by Mr. Herndon and leased to the Company.

         In consideration for delivery of the Purchase Price, Triton transferred and assigned to Herndon (1) all right, title and interest under the Security Agreement by and between the Company and Triton; (2) and all right, title and interest under the Management Agreement dated January 1999. Mr. Herndon has cancelled the Management Agreement and forgiven all outstanding fees and obligations due under the Management Agreement.

Item 13. Exhibits, List and Reports on Form 8-K

(a) Exhibits.

    Exhibit Number    Description
    --------------    -----------
         3.1          Articles of Incorporation (2)
         3.2          Articles of Amendment (2)
         3.3          Designation of Series C Preferred Stock (2)
         10.1         Employment Agreement with Carl Herndon, Sr. dated July 27, 2001 (1)
         10.2         Employment Agreement with Carl Herndon, Jr. dated July 27, 2001 (1)
         10.3         Management Agreement with Triton Holdings International Corp. (2)
         10.4         Secured Promissory Note with Triton Holdings International Corp. (2)
         10.5         Lease Agreement with Herndon (1)
         10.6         Employment Agreement with Lawrence Tierney dated July 27, 2001 (1)
         16.1         Letter from Former Auditor(3)
         16.2         Letter from Former Auditor(4)
         21           Subsidiaries (1)
         31.1         Rule 13a-14(a)/15d-4(a) Certification Principal Executive Officer
         31.2         Rule 13a-14(a)/15d-4(a) Certification Principal Financial Officer
         32.1         Section 1350 Certification Principal Executive Officer
         32.2         Section 1350 Certification Principal Financial Officer

         (1) Previously filed on Form 10-KSB for the Fiscal Year ended July 28, 2001.

         (2)   Previously filed on Form 10-SB Registration Statement.

         (3)   Previously filed on Form 8-K Current Report dated August 14,
               2002.

         (4)   Previously filed on Form 8-K dated August 14, 2002.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 18, 2003.

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


Dated:  November 18, 2003               By:  /s/ Carl Herndon, Sr.
                                             -----------------------------------
                                             Carl Herndon, Sr., Director, Chief
                                             Executive Officer and President



Dated:  November 18, 2003               By:  /s/ Lawrence Tierney
                                             -----------------------------------
                                             Lawrence Tierney, Director, Chief
                                             Financial Officer and Secretary

Dated:  November 18, 2003               By:  /s/ Carlo Corzine
                                             -----------------------------------
                                             Carlo Corzine, Director

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                            YEARS ENDED JULY 26, 2003
                                AND JULY 27, 2002

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

Consolidated Balance Sheets                                                 F-2

Consolidated Statements of Operations                                       F-3

Consolidated Statements of Changes in Shareholders' Equity                  F-4

Consolidated Statements of Cash Flows                                       F-5

Notes to Consolidated Financial Statements                                F-6-18

                                                         Spicer, Jeffries & Co.
                                                   Certified Public Accountants

                                            5251 SOUTH QUEBEC STREET, SUITE 200
                                              GREENWOOD VILLAGE, COLORADO 80111
                                                      TELEPHONE: (303) 753-1959
                                                            FAX: (303) 753-0338
                                                         www.spicerjeffries.com



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors
Jupiter Marine International Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Jupiter Marine International Holdings, Inc. and Subsidiaries as of July 26, 2003 and July 27, 2002, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jupiter Marine International Holdings, Inc. and Subsidiaries as of July 26, 2003 and July 27, 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Spicer, Jeffries LLP


Denver, Colorado
September 19, 2003

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                         JULY 26, 2003 AND JULY 27, 2002

                                                                                2003         2002
                                                                                ----         ----
                                     ASSETS
                                     ------
CURRENT ASSETS:
 Cash and cash equivalents                                                  $  384,636   $   139,072
 Accounts receivable                                                           154,259        35,760
 Inventory (Notes 2 and 4)                                                     887,785     1,016,490
 Prepaid expenses                                                               13,138         2,209
                                                                            ----------   -----------
             Total current assets                                            1,439,818     1,193,531
PROPERTY AND EQUIPMENT, net (Note 5)                                           784,040       830,011
OTHER ASSETS                                                                    42,660        48,194
                                                                            ----------   -----------
             TOTAL ASSETS                                                   $2,266,518   $ 2,071,736
                                                                            ==========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                           $  423,036   $   616,039
 Accrued expenses                                                              107,506       351,853
 Accrued interest (Note 10)                                                    100,963            --
 Customer deposits                                                              31,729       206,355
 Warranty reserve                                                               96,140        97,997
 Capital lease obligation (Note 9)                                               4,369         4,113
 Current portion of long-term debt (Note 6)                                    845,000       375,000
                                                                            ----------   -----------
             Total current liabilities                                       1,608,743     1,651,357
                                                                            ----------   -----------
LONG-TERM LIABILITIES:
 Accrued interest (Note 10)                                                         --        88,959
 Capital lease obligation (Note 9)                                               3,687         8,056
 Long term debt-shareholder (Notes 6 and 10)                                        --       350,000
                                                                            ----------   -----------
                                                                                 3,687       447,015
                                                                            ----------   -----------
             TOTAL LIABILITIES                                               1,612,430     2,098,372
                                                                            ----------   -----------
COMMITMENTS AND CONTINGENCIES (Note 9)                                              --            --
SHAREHOLDERS' EQUITY (Note 7):
 Cumulative convertible preferred stock, $.001 par value, 5,000,000 shares authorized, ($1,692,706 and $1,568,277 liquidation preference):
     Series A: 315,000 shares issued and outstanding                               315           315
     Series B: 452,500 and 401,000 shares issued and outstanding                   453           401
     Series C: 925,003 and 852,277  shares issued and outstanding                  925           852
 Common stock, $.001 par value, 50,000,000 shares authorized,
   8,309,718 and 4,340,170 shares issued and outstanding                         8,310         4,341
 Additional paid-in capital                                                  2,935,902     2,418,366
 Deficit                                                                    (2,291,817)   (2,450,911)
                                                                            ----------   -----------
             TOTAL SHAREHOLDERS' EQUITY                                        654,088       (26,636)
                                                                            ----------   -----------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $2,266,518   $ 2,071,736
                                                                            ==========   ===========





The accompanying notes are an integral part of these statements.

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED JULY 26, 2003 AND JULY 27, 2002

                                                          2003           2002
                                                          ----           ----
NET SALES                                               $9,304,192   $ 6,931,551
COST OF SALES                                            7,358,392     5,896,262
                                                        ----------   -----------
  GROSS PROFIT                                           1,945,800     1,035,289
                                                        ----------   -----------
OPERATING EXPENSES:
  Selling and marketing                                    277,560       320,765
  General and administrative                               898,450       895,153
  Depreciation and amortization                            317,630       332,763
                                                        ----------   -----------
    Total operating expenses                             1,493,640     1,548,681
                                                        ----------   -----------
OTHER INCOME (EXPENSE)
  Interest expense                                        (102,631)      (53,076)
  Other expense - loan guarantee                           (65,000)
  Other income (expense)                                     2,311        (2,690)
                                                        ----------   -----------
    Total other expense                                   (165,320)      (55,766)
                                                        ----------   -----------
NET INCOME (LOSS) BEFORE INCOME TAXES                      286,840      (569,158)
INCOME TAX EXPENSE (Note 8)                                     --            --
                                                        ----------   -----------
NET INCOME (LOSS)                                          286,840      (569,158)
 Dividends on preferred stock                             (127,746)     (108,506)
                                                        ----------   -----------
NET INCOME (LOSS) APPLICABLE
  TO COMMON SHAREHOLDERS                                $  159,094   $  (677,664)
                                                        ==========   ===========
BASIC AND  DILUTED NET INCOME (LOSS)
  PER COMMON SHARE (Note 1):
    Net income (loss) per share                         $     0.03   $     (0.16)
                                                        ==========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING                               5,893,835     4,143,839
                                                        ==========   ===========




The accompanying notes are an integral part of these statements.

                         JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED JULY 26, 2003 AND JULY 27, 2002

                                                                                                    Additional
                                                          Preferred Stock         Common Stock       Paid In
                                                        Shares   $.001 Par     Shares    $.001 Par   Capital         Deficit
                                                        ------   ---------     ------    ---------   -------         -------
BALANCES, July 28, 2001                                1,498,019   $1,498     4,143,300    $ 4,144   $ 2,302,133  $ (1,773,247)
Conversion of Series B pfd stock to
  common stock                                            (5,000)      (5)       15,000         15           (10)          --
Conversion of Series C pfd stock to common stock         (90,935)     (91)      181,870        182           (91)          --
Pfd stock dividend declared and issuable                 166,193      166            --         --       108,340     (108,506)
Issuance of warrants with notes payable                       --       --            --         --         7,994           --
Net loss                                                      --       --            --         --            --     (569,158)
                                                       ---------   ------    ----------    -------   -----------  -----------
BALANCES, July 27, 2002                                1,568,277    1,568     4,340,170      4,341     2,418,366   (2,450,911)
Issuance of stock for services                                                   26,100         26           496
Conversion of Series C pfd stock                          (3,520)      (3)        7,040          7            (4)
Issuance of common stock related to
  note payable (Note 10)                                                      1,808,098      1,808        34,354
Forgiveness of accrued management
  fee by shareholders (Note 10)                                                                           78,333
Issuance of common stock in of
  accrued expenses (Note 10)                                                    978,310        978       162,889
Issuance of common stock
  related to stockholder's loan gurantee (Note 10)                              650,000        650        64,350
Pfd stock dividend declared and issuable                 127,746      128            --         --       127,618     (127,746)
Exercise of stock options                                                       500,000        500        49,500
Net income                                                    --       --            --         --            --      286,840
                                                       ---------   ------    ----------    -------   -----------  -----------
BALANCES, July 26, 2003                                1,692,503   $1,693     8,309,718    $ 8,310   $ 2,935,902  $(2,291,817)
                                                       =========   ======     =========    =======   ===========  ===========

The accompanying notes are an integral part of these statements.

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED JULY 26, 2003 AND JULY 27, 2002

                                                                   2003         2002
                                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $ 286,840    $(569,158)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                317,630      332,763
     Issuance of common shares to pay expenses                    101,684           --
     Amortization of debt issue costs                               5,534        2,460
     (Increase) in accounts receivable                           (118,499)     (26,143)
     Decrease (increase) in inventory                             128,705     (117,822)
     (Decrease) increase in prepaid expenses                      (10,929)      46,312
     Increase in other assets                                          --       (5,755)
     Increase (decrease) in accounts payable                     (114,670)     238,418
     (Decrease) increase in accrued expenses                      (68,476)     267,809
     (Decrease) in customer deposits                             (174,626)    (330,773)
     (Decrease) increase in warranty reserve                       (1,857)      43,303
     Increase in accrued interest                                      --       35,002
                                                                ---------    ---------
          Net cash provided by (used in) operating activities     351,336      (83,584)
                                                                ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                         (271,659)    (223,381)
                                                                ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt                                             (4,113)      (2,031)
     Net borrowings from line of credit                           120,000      375,000
     Net proceeds from stock options exercised                     50,000           --
                                                                ---------    ---------
          Net cash provided by financing activities               165,887      372,969
                                                                ---------    ---------
NET INCREASE IN CASH                                              245,564       66,004
CASH, beginning of year                                           139,072       73,068
                                                                ---------    ---------
CASH, end of year                                               $ 384,636    $ 139,072
                                                                =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                                    $  41,961    $  18,074
                                                                =========    =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
     Purchase of equipment under capital lease                  $      --    $  14,200
                                                                =========    =========
     Preferred stock dividends declared and payable in
       shares of Series B and C preferred stock                 $ 127,746    $ 108,506
                                                                =========    =========
     Common stock issued in payment of accrued
       liabilities due to shareholders                          $ 163,867    $      --
                                                                =========    =========
     Forgiveness of accounts payable due
       to shareholders as contribution to paid in capital       $  78,333    $      --
                                                                =========    =========

The accompanying notes are an integral part of these statements.

                          JUPITER MARINE INTERANTIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE 1 - ORGANIZATION AND BUSINESS

Jupiter Marine International Holdings, Inc. ("JMIH"), a Florida corporation, was incorporated May 19, 1998 to enter the boat manufacturing industry and on May 26, 1998, acquired Jupiter Marine International, Inc. ("JMI"), a Florida corporation engaged in manufacturing "Jupiter" brand outboard sport fishing boats. On February 17, 2000, JMIH purchased certain assets from Phoenix Marine International, Inc., through its newly formed wholly owned subsidiary, Phoenix Yacht Corporation ("PYC"), to manufacture "Phoenix" brand inboard sport boats. JMIH is a publicly owned company and its common shares are currently traded in the Over The Counter market ("pink sheets") under the symbol JMIH.PK. The accompanying financial statements present the consolidated financial position and results of operations of JMIH, JMI and PYC, collectively referred to as the "Company". All material intercompany accounts and transactions have been eliminated in consolidation.

The Company's principal offices and manufacturing facilities are located in Port Everglades, Florida. The Company designs, manufactures and markets a diverse mix of high quality hand constructed sport fishing boats under the Jupiter name. It sells its line of boats through authorized dealers in the United States on the East Coast and Gulf of Mexico, as well as Puerto Rico.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years and Reclassifications
----------------------------------

The Company reports its financial position and results of operations using a 52 week fiscal year ending the last Saturday of July of each calendar year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates and such differences could be material to the consolidated financial statements.

Cash Equivalents
----------------

For purposes of reporting cash and cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable
-------------------

The Company sells its boats and accessory products and services on credit terms widely used in its industry. It uses the allowance method to recognize bad debts by providing an allowance for uncollectible accounts receivable and charging actual write offs to the allowance. As of July 26, 2003 and July 27, 2002, the Company does not have an allowance for uncollectible accounts as management believes all receivables are collectible.

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories
-----------

Inventories are stated at the lower of cost or market. The first-in, first-out method is used to cost raw materials. The cost of boats in process and finished boats includes actual raw materials, direct labor and allocated production overhead. Provision is made to reduce excess or obsolete inventory to the estimated net realizable value considering a reasonable sales gross margin.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over an estimated useful life of five years or, in the case of leasehold improvements, the term of the lease, if greater.

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

Warranty Reserves
-----------------

The Company provides a limited warranty on all boat components for a period of twelve months from date of purchase. In addition, it provides a limited lifetime warranty on the fiberglass hull and related structures of each of its boats. The Company provides for anticipated warranty expenses through an allowance determined as a percentage of net sales based on actual historical experience. Warranty expenses incurred are charged to the reserve.

Revenue Recognition
-------------------

Revenue from the sale of boats is recognized at the time of physical delivery and transfer of legal title to its authorized dealers. The Company does not provide any right of return for the boats sold to its dealers but, as discussed in Note 9, it provides certain guarantees to some lenders who provide floor plan financing to some of its dealers.

Advertising Costs
-----------------

The Company purchases print advertising in industry publications and participates with its authorized dealers on a co-op basis in such advertising to promote its brand name and line of boats. Such costs are charged to operations as incurred without regard to any expected future benefit. Advertising costs were approximately $53,000 and $68,000 for 2003 and 2002, respectively.

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock-Based Compensation
------------------------

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123 does, however, require pro forma disclosure of the fair value compensation expense that would be recorded if it were adopted. See Note 7 to these financial statements for such disclosure.

Net Income (Loss) Per Share of Common Stock
-------------------------------------------

Net income (loss) per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share" requiring companies to report basic and diluted earnings per share. Basic net income per common share is computed using the weighted average number of common shares issued and outstanding during the period. Diluted net income per common share is computed using the weighted average number of common shares issued and outstanding plus any dilutive potential common shares outstanding during the period. For 2003, there were no dilutive potential common shares outstanding during the year. For 2002, any dilutive potential common shares are excluded from the computations of net loss per share because their effect would be anti-dilutive.

Business Segments
-----------------

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for public enterprises to report information about their operating segments in annual financial statements. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.

SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. Management has determined that the Company currently operates in only one business segment, sport fishing boat

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Business Segments (continued)
-----------------------------

manufacturing. Therefore, the Company does not have any separate operating segment information to report other than the amounts reflected in its financial statements.

Fair Value of Financial Instruments
-----------------------------------

SFAS No. 107 requires the disclosure of fair value of financial instruments. The estimated fair value amounts have been determined by the Company's management using available market information and other valuation methods. However, considerable judgment is required to interpret market data in developing the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The carrying amounts reported in the consolidated balance sheets were used in estimating fair value disclosure for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable because of the short maturity of those instruments. For the long-term portion of notes payable, the Company believes that the estimated fair value does not vary substantially from the amounts reported in the consolidated balance sheets due to the effect of the interest rate.

Recent Accounting Pronouncements
--------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") finalized Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS
141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. Upon adoption of SFAS 142, the Company was required to reclassify the carrying amounts of intangible assets and goodwill based on that standard's criteria. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, it requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in that standard. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. It also required the Company to complete a transitional goodwill impairment test six months from the date of adoption and to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company's previous business combinations were accounted for using the purchase method. The adoption of SFAS 141 and SFAS 142 did not have any effect on the Company's financial position and results of operations.

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)
--------------------------------------------

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" resolving significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and superseding the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The adoption of SFAS 144 did not effect the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This SFAS requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. The adoption of SFAS 145 did not effect the Company's consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under the new standard, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The adoption of SFAS 146 did not effect the Company's financial position or results of operations.

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)
--------------------------------------------

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This standard amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This standard also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 7 for the Company's disclosures under this standard.

In May, 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not effect the Company's financial position or results of operations.

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 3 - SIGNIFICANT CUSTOMER CONCENTRATIONS

During the years ended July 26, 2003 and July 27, 2002, the Company's sales to major customers were approximately 59% (four customers) and 58% (two customers) of its net sales, respectively. The Company's accounts receivable at each year end are substantially due from these customers.

NOTE 4 - INVENTORY

The Company's inventory consists of the following as of each year end indicated:

                                  July 26, 2003           July 27, 2002
                                  -------------           -------------
Raw materials                     $   298,418             $     288,235
Work in process                       302,837                   728,255
Finished goods                        286,530                        --
                                  -----------             -------------
                                  $   887,785             $   1,016,490
                                  ===========             =============

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following for each year end indicated:

                                  July 26, 2003           July 27, 2002
                                  -------------           -------------
Boat molds                        $ 1,678,134               $ 1,421,802
Leasehold improvements                254,142                   249,898
Machinery and equipment               178,409                   170,043
Office furniture and equipment         55,231                    52,514
                                    2,165,916                 1,894,257
Accumulated depreciation           (1,381,876)               (1,064,246)
                                  -----------               -----------
                                  $   784,040               $   830,011
                                  ===========               ===========

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 6-  NOTES PAYABLE AND LONG TERM DEBT

At each year end, the Company has the following notes payable and long term debt outstanding:

                                                                       July 26, 2003           July 27, 2002
                                                                       -------------           -------------
Note payable to stockholders and officers, interest at 10%,
  due in full February 14, 2004, subordinated to bank
  line of credit, collateralized by substantially all of the
  Company's assets.                                                      $ 350,000 (a)           $       --

Note payable to Triton Holdings International Corp., "THI",
  interest at 10%, due in full January 14, 2003,
  subordinated to bank line of credit, collateralized by
  substantially all of the Company's assets.                                    --                  350,000 (a)

Note payable to bank, revolving line of credit (unused
  portion of facility is $130,000 at July 26, 2003),
  interest payable monthly at bank's index rate plus 2%
  (6% at July 26, 2003), due November 30, 2003,
  collateralized by all of the Company's assets and
  personally guaranteed by its President.                                  370,000                  250,000

Convertible notes payable to individuals, interest at 8%,
  due in April and May, 2003, principle and accrued
  interest convertible by Company into shares of its
  common stock at the rate of $.25 per share.                              125,000 (b)              125,000
                                                                           845,000                  725,000
Current portion of notes payable                                          (845,000)                (375,000)
                                                                         ---------               ----------
                                                                         $      --               $  350,000
                                                                         =========               ==========

(a) During the year ended July 26, 2003, the note payable to THI was purchased by two officers of the Company in a private transaction discussed in Note 10.
(b) The Company is currently in negotiations with the note holders to extend the due dates for these obligations.

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 7 -  SHAREHOLDERS' EQUITY

Preferred Stock
---------------

The Company has authorized 5,000,000 shares of preferred stock and has designated three series with the features, rights and obligations of each series described as follows.

            Series A. The Company has authorized 500,000 shares and has issued 315,000 shares that are outstanding at July 26, 2003 and July 27, 2002. When and if declared by the Board of Directors, dividends accrue quarterly based on 10% per annum, are cumulative and are payable in shares of Series B preferred stock valued at $1.00 per share. Each Series A share is convertible into three shares of Common Stock of the Company at any time at the option of the holder. In addition, each share will automatically convert into three shares of Common Stock of the Company (a) five years from the date of issue, or (b) at such time as a registration statement registering for sale under the Securities Act of 1933, as amended, the shares of the Company's common stock issuable upon such conversion of Series A preferred convertible is declared effective by the Securities and Exchange Commission. Each preferred share is entitled to votes equal to the number of shares of Common Stock into which the Series A preferred stock is convertible. The Company may redeem the Series A preferred stock at a price of $1.20 per share upon 120 days written notice to the holders thereof. In the event of liquidation, dissolution or winding up of the Company, Series A preferred stock has rights to the assets of the Company superior to those of Series B and C preferred stock and Common Stock equal to $1.00 per share.

            Series B. The Company has authorized 500,000 shares and has issued 452,500 and 401,000 shares outstanding at July 26, 2003 and July 27, 2002, respectively. The features, rights and obligations of this series are identical to Series A preferred stock except that Series B preferred stock is subordinate to Series A.

            Series C. The Company has authorized 1,500,000 shares and has issued 925,003 and 852,277 shares outstanding at July 26, 2003 and July 27, 2002, respectively. The features, rights and obligations of this series are identical to Series A preferred stock, except that: (a) Series C preferred stock is subordinate to Series A and Series B preferred stock, (b) each share of Series C preferred stock is convertible into two shares of the Common Stock of the Company, and (c) dividends are payable at 8% per annum in additional shares of Series C.

During the years ended July 26, 2003 and July 27, 2002, the Board of Directors declared total annual dividends of $127,746 and $108,506, respectively, on the preferred stock series payable as described in the preceding paragraphs.

During the year ended July 26, 2003, there were 3,520 shares of Series C preferred converted to 7,040 shares of common stock. During the year ended July 27, 2002, there were 5,000 shares of Series B preferred and 90,935 shares of Series C preferred converted to 196,870 shares of common stock.

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 7 -  SHAREHOLDERS' EQUITY (continued)

Stock Options and Warrants
--------------------------

The Company's Board of Directors grants options for the purchase of its common shares on a discretionary basis. The following table summarizes such grants and its outstanding options as of each year end indicated.

                                            Exercise      Weighted         Weighted
                           Non Qualified     Price         Average      Average Years
                              Options        Range      Exercise Price  Remaining Life
                              -------        -----      --------------  --------------
Balances at July 28, 2001    1,731,200    $.48 to $1.00     $   0.68          3.58
 Granted                       500,000    $        0.10     $   0.10          5.00
 Exercised/Expired                  --               --           --            --
                             ---------    -------------     --------        ------
Balances at July 27, 2002    2,231,200    $.10 to $1.00     $   0.53          3.70
 Granted                            --               --           --            --
 Exercised/Expired            (500,000)   $        0.10     $   0.10          4.50
                             ---------    -------------     --------        ------
Balances at July 26, 2003    1,731,200    $.48 to $1.00     $   0.68          2.33
                             =========    =============     ========        ======

The Company's issuances of options and warrants for the purchase of its common shares are generally described below (as adjusted for stock splits). In July, 2002, it awarded options for the purchase of 500,000 shares at a price of $.10 per share to various officers and key employees in recognition of their service to the Company. These options were exercised during fiscal 2003. In connection with a private placement of the Company's common stock in 1999, the Company issued 225,000 warrants to placement agents, each redeemable for one share of common stock at a price of $.48 for a period of five years. In connection with a private placement of the Company's Series C preferred stock in 1999, the Company issued 256,200 warrants to placement agents, each redeemable for one share of common stock at a price of $.60 for a period of five years.

On July 27, 2001, the Company entered into employment agreements with its President, Vice President and Chief Financial Officer, with the officers receiving options to purchase a total of 1,100,000 shares of the Company's common stock exercisable in four increments of 275,000 shares at $.50 per share, $.625 per share, $.75 per share and $1.00 per share. The options are fully vested and are exercisable for a period of five years.

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 7 -  SHAREHOLDERS' EQUITY (continued)

Stock Options and Warrants (continued)
--------------------------------------

Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock Based Compensation" as amended by SFAS 148, "Accounting for Stock Based Compensation - Transition and Disclosure", requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each option at the grant date by using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002: expected volatility 81%, risk-free interest rate of 3.81%, expected dividends of 0%, and expected life of 5 years. This option pricing model results in a weighted average fair value of approximately $.07 per share in 2002.

Under the accounting provisions of SFAS 123, the Company's net loss and loss per share would have been increased for its year ended July 27, 2002 to the pro forma amounts indicated below. The Company did not grant any options or issue any warrants for the purchase of its common shares in the year ended July 26, 2003.

                                                                    July 27, 2002
                                                                    -------------
                       Net loss applicable to common shareholders   $   (677,664)
                       Add: Stock based employee compensation
                        expense determined under fair value method       (33,431)
                                                                    ------------
                       Pro forma net income                         $   (711,095)
                                                                    ============
                       Net loss per share - basic and diluted:
                         As reported                                $       (.16)
                                                                    ============
                         Pro forma                                  $       (.17)
                                                                    ============

NOTE 8 - INCOME TAXES

At July 26, 2003, the Company had an unused net operating loss carryforward of approximately $1,600,000 for income tax purposes, of which approximately $286,000 expires in 2012 and the remainder in the years 2018 through 2021. However, the ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. The net operating loss carryforwards may result in future income tax benefits of approximately $614,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. The valuation allowance for deferred tax assets decreased approximately $128,000 for 2003 as a portion of the net operating loss carryforward was utilized to offset current taxable income. During 2002, the valuation allowance increased approximately $182,000. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 8 - INCOME TAXES (continued)

The significant components of the Company's deferred tax assets and liabilities as of July 26, 2003 and July 27, 2002 are presented in the following table:

                                                           2003             2002
                                                           ----             ----
Deferred tax liabilities:
  Depreciation                                           $(28,000)       $ (14,000)
Deferred tax assets:
  Net operating loss carryforwards                        604,000          756,000
  Reserves for future costs and expenses                   38,000               --
                                                         --------        ---------
Net deferred tax asset                                    614,000          742,000
Valuation allowance for deferred tax assets              (614,000)        (742,000)
                                                         --------        ---------
                                                         $     --        $      --
                                                         ========        =========

The Company's actual effective tax rate for these years is reconciled to the expected statutory tax rate as follows:

                                                           2003             2002
                                                           ----             ----
Expected Federal statutory tax (benefit) rate               34.00 %         (34.00)%
Expected state tax (benefit) rate, net of Federal tax        3.60 %          (3.60)%
                                                         --------        ---------
Expected combined statutory tax rate                        37.60 %         (37.60)%
Utilization of net operating loss carryforward             (37.60)%
Valuation allowance for deferred tax assets                                  37.60 %
                                                         --------        ---------
Effective income tax rate                                    0.00 %           0.00 %
                                                         ========        =========

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under operating and capital leases expiring through July 2006. The manufacturing facility is owned by the Company's president. Future minimum lease payments under the non-cancelable leases as of July 26, 2003 are approximately as follows:

                                                                                 Principal Due On
          Year Ended July,                     Operating          Capital         Capital Leases
          ----------------                     ---------          -------         --------------
                2004                           $ 260,190          $ 5,200             $ 4,369
                2005                             272,677            3,900               3,687
                2006                             216,340                -                   -
                                               ---------          -------             -------
                                               $ 749,207            9,100             $ 8,056
                                               =========                              =======
Less amount representing interest                                  (1,044)
                                                                  -------
Present value of minimum lease payments                           $ 8,056
                                                                  =======

Total rental expense for the years ended July 26, 2003 and July 27, 2002 was $299,772 and $262,745, respectively.

The Company has employment agreements with two of its principal executives for their services through July 27, 2006. Under the terms of the agreements, their

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

salaries are automatically increased 5% annually and were $393,750 and $375,000 for the years ended July 26, 2003 and July 27, 2002, respectively. In addition, the executives shall receive additional compensation of a combined 7% of the Company's net income before income taxes annually. These agreements can be terminated by the Company or the executives without cause. They are renewable for two additional one-year periods.

The Company sells its boats to independent dealers who, occasionally, finance the purchase through floor plan financing arrangements with lenders. In connection with this floor plan financing with certain dealers, the Company guarantees directly to lenders that they will repurchase boats with unencumbered titles that are in unused condition if the dealer defaults on its obligation to repay the loan. Since its inception and through July 26, 2003, the Company has not been required to repurchase any boats; however, the Company is contingently liable for approximately $1,014,000 under terms of these agreements as of July 26, 2003.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company leases its office and manufacturing facilities from its President. Under the terms of the lease agreements, the Company pays the agreed monthly rents, applicable sales taxes, property taxes and it insures and maintains the buildings. For the years ended July 26, 2003 and July 27, 2002, the Company's President was paid rents of approximately $299,772 and $262,745, respectively.

On November 21, 2002, the Company's President and its Chief Financial Officer ("buyers") entered into agreements with Triton International Holdings Corp. to acquire all rights, title and security interest in the Company's note payable to Triton (see Note 6), including accrued interest, the management agreement between the Company and Triton and 500,000 shares of its common stock held by Triton. The buyers agreed to pay a total consideration of $410,000. At the date of the agreements, the note payable had a principal balance of $350,000 and accrued interest of $102,025. The buyers extended these amounts plus accrued interest since the date of their purchase to February 14, 2004. Pursuant to the terms of the note to which the buyers succeeded, additional consideration was due to the note holder as it was unpaid on its third anniversary. Under those terms, the Company was obligated to issue common shares at the rate of 4 shares for each dollar of the unpaid balance of the note (including accrued interest). Therefore, the buyers received 1,808,098 common shares in accordance with these terms. The fair value of these shares was $36,162 at the date they were earned. In addition, the Company owed Triton $78,333 under its management agreement. The buyers cancelled the Company's future commitment under the management agreement and forgave the amount due for past services as a contribution to paid in capital.

Also in November, 2002, the Company was unable to renew its existing line of credit without a personal guarantee from its President. As payment for this personal guarantee, the Company issued the President 650,000 of its common shares with a fair value of $65,000.

On July 26, 2003, the Company's President and Chief Financial Officer agreed to accept shares of its common stock in satisfaction of $163,867 of accrued expenses (not including any accrued interest related to the Triton note discussed above) owed to them by the Company. Accordingly, they received 978,310 shares of its common stock in full payment.
                                      F-18