Form 10QSB
period 2003-11-01
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2003-12-15
CIK 1063154

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended November 1, 2003
                                                ----------------

       ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from................to...................

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

         Yes   [X]     No   [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 10,2003:
8,309,718 shares of Common Stock; 315,000 Series A Preferred Shares; 452,500 Series B Preferred Shares; and 925,003 Series C Preferred Shares.

         Transitional Small Business Disclosure Format (check one):

         Yes   [ ]     No   [X]

                           JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                                                                                        Page
                                                                                                        ----
Part I.  Financial Information                                                                           3
-------  ---------------------

Item 1.  Consolidated Financial Statements                                                               3

         Balance Sheets as of November 1, 2003 and July 26, 2003                                         3

         Statements of Operations for the three months ended November 1, 2003
         and October 26, 2002                                                                            5

         Statements of Cash Flows for the three months ended November 1, 2003
         and October 23, 2002                                                                            6

         Notes to consolidated financial statements                                                      7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                             8

Item 3.  Controls and Procedures                                                                         10

Part II. Other Information                                                                               11
-------  -----------------

Item 1.  Legal Proceedings                                                                               11

Item 2.  Changes in Securities and Use of Proceeds                                                       11

Item 3.  Defaults Upon Senior Securities                                                                 11

Item 4.  Submissions of Matters to a Vote of Security Holders                                            11

Item 5.  Other Information                                                                               11

Item 6.  Exhibits and Reports on Form 8-K                                                                11

PART I   FINANCIAL INFORMATION
------   ---------------------
Item 1.  Consolidated Financial Statements
-------  ---------------------------------



                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                November 1,        July 26,
                                                                                   2003              2003
                                                                             ----------------  ----------------
                               Assets
                               ------

CURRENT ASSTS:
     Cash and cash equivalents                                               $       259,356   $       384,636
     Accounts receivable, net                                                         32,841           154,259
     Inventory                                                                     1,342,151           887,785
     Prepaid expenses                                                                 44,266            13,138
                                                                             ----------------  ----------------

         Total current assets                                                      1,678,614         1,439,818


PROPERTY AND EQUIPMENT:
     Boat molds                                                                    1,628,134         1,678,134
     Machinery and equipment                                                         182,916           178,409
     Leasehold improvements                                                          254,142           254,142
     Office furniture and equipment                                                   69,501            55,231
                                                                             ----------------  ----------------
                                                                                   2,134,693         2,165,916
     Less accumulated depreciation and amortization                                1,420,707         1,381,876
                                                                             ----------------  ----------------

     Property and equipment, net                                                     713,986           784,040
                                                                             ----------------  ----------------


OTHER ASSETS                                                                          42,660            42,660
                                                                             ----------------  ----------------


        Total assets                                                         $     2,435,260   $     2,266,518
                                                                             ================  ================






















           See accompanying notes to consolidated financial statements

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES


                                                                                November 1,        July 26,
                                                                                   2003              2003
                                                                             ----------------  ----------------
                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                        $       321,587   $       423,036
     Accrued expenses                                                                167,594           107,506
     Accrued interest                                                                102,478           100,963
     Customer deposits                                                               107,924            31,729
     Warranty reserve                                                                 94,113            96,140
     Capital lease obligation                                                          4,369             4,369
     Current portion of long term debt                                               825,000           845,000
                                                                             ----------------  ----------------
        Total current liabilities                                                  1,623,065         1,608,743

LONG-TERM LIABILITIES:
     Capital lease obligation                                                          3,427             3,687

        TOTAL LIABILITIES                                                          1,626,492         1,612,430
                                                                             ----------------  ----------------

SHAREHOLDER'S EQUITY:
     Convertible preferred stock, $.001 par value, 5,000,000
     shares authorized ($1,692,503 liquidation preference)
     Series A: 315,000 shares issued and outstanding                                     315               315
     Series B: 452,500 shares issued and outstanding                                     453               453
     Series C; 925,003 shares issued and outstanding                                     925               925
     Common stock, $.001 par value, 50,000,000 shares authorized,
     8,309,718  issued and outstanding                                                 8,310             8,310
     Additional paid-in capital                                                    2,963,013         2,935,902
     Deficit                                                                      (2,164,248)       (2,291,817)
                                                                             ----------------  ----------------
        TOTAL SHAREHOLDER'S EQUITY                                                   808,768           654,088

                                                                             ----------------  ----------------
        TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                           $     2,435,260   $     2,266,518
                                                                             ================  ================
























           See accompanying notes to consolidated financial statements

                          JUPITER MARINE INTERNATIONAL
                          HOLDINGS, INC AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED


                                                    November 1,              October 26,
                                                        2003                     2002
                                                  ---------------        -------------------
NET SALES                                         $    2,184,953         $        2,145,927

COST OF SALES                                          1,628,747                  1,646,889
                                                  ---------------        -------------------

   GROSS PROFIT                                          556,206                    499,038
                                                  ---------------        -------------------

OPERATING EXPENSES:
 Selling and marketing                                    77,668                     54,724
 General and administrative                              248,046                    215,404
 Depreciation and amortization                            58,831                     91,940
                                                  ---------------        -------------------

    Total operating expenses                             384,545                    362,068
                                                  ---------------        -------------------

OTHER INCOME (EXPENSE):
 Interest expense                                        (20,677)                   (15,711)
 Other income (expense)                                    3,695                       (112)
                                                  ---------------        -------------------

      Total other income (expense)                       (16,982)                   (15,823)

NET INCOME BEFORE INCOME TAXES                           154,679                    121,147
INCOME TAX EXPENSE                                            --                         --

NET INCOME                                               154,679                    121,147

 Dividends on preferred stock                            (27,111)                   (27,111)

NET INCOME APPLICABLE TO
COMMON SHAREHOLDERS                               $      127,568         $           94,036
                                                  ===============        ===================


Basic and diluted net income per
   common share
       Basic                                      $         0.02         $             0.02
                                                  ===============        ===================
       Diluted                                    $         0.01         $             0.01
                                                  ===============        ===================

Weighted average number of shares
  of common stock outstanding
      Basic                                            8,309,718                  4,366,270
      Diluted                                         12,151,717                  8,208,269















           See accompanying notes to consolidated financial statements

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED

                                                              November 1,      October 26,
                                                                 2003              2003
                                                             ------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                   $   154,679     $      121,147
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation and amortization                                58,831             91,940
     Gain on sale of property                                     (4,500)
     Decrease (increase) in:
        Accounts receivable                                      121,418              5,717
        Inventory                                               (454,366)           (94,023)
        Prepaid expenses                                         (31,128)           (31,675)
        Other assets                                                  --                 --
     Increase (decrease) in:
        Accounts payable                                        (101,449)          (161,860)
        Accrued expenses                                          60,088             (6,449)
        Customer deposits                                         76,195            (32,641)
        Warranty reserve                                          (2,026)            (1,774)
        Accrued interest payable                                   1,515              8,001
                                                             ------------    ---------------

          Net cash used in operating activities                 (120,743)          (101,617)
                                                             ------------    ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from sale of property                            34,500
        Purchase of property and equipment                       (18,777)           (18,847)
                                                             ------------    ---------------

          Net provided by cash (used in)
            investing activities                                  15,723            (18,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Payment of debt                                          (20,000)                --
        Payments on capital lease obligations                       (260)            (1,202)
                                                             ------------    ---------------

          Net cash used in financing activities                  (20,260)            (1,202)
                                                             ------------    ---------------

NET DECREASE IN CASH                                            (125,280)          (121,666)

CASH - Beginning of the period                                   384,636            139,072
                                                             ------------    ---------------

CASH - End of the period                                     $   259,356     $       17,406
                                                             ============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest                               $    19,162     $        7,710
                                                             ============    ===============

SUPPLEMENTAL DISCLOSURE OG NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
        Preferred stock dividends declared and payable in
           shares of Series B and Series C preferred stock   $    27,111     $       27,111
                                                             ============    ===============






           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)


Note 1. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended November 1, 2003, are not necessarily indicative of the results that may be expected for the year ending July 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 26, 2003.

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

         The Company designs, manufactures and markets a diverse mix of high quality sportfishing boats under the Jupiter brand name. The outboard powered product line currently consists of six models:

         31' Open Center Console
         31' Cuddy Cabin
         31' Forward Seating Center Console
         27' Open center Console
         27' Console-berth model
         27' Forward Seating Center Console

         The inboard powered models include a completely redesigned 35' Flybridge Convertible. The molds for the 38' Flybridge Convertible were sold during the quarter as the Company determined that it would not be economically feasible to redesign this model to meet current consumer expectations.

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

Net Sales

         The Company's net sales were $2,184,953 for the quarter ended November 1, 2003 an increase of $39,026 (or 1.8%) as compared to $2,145,927 for the quarter ended October 26, 2002. We did not sell nor produce any 35' inboard Flybridge Convertibles during the first quarter of fiscal year 2004 as compared to one sale at $328,000 last year. Consumer demand for this inboard model is very slow at this time. However, demand for our outboard product line continues to remain very strong. The new models introduced at the end of last fiscal year, with great success, have continued to sell very well. Our order backlog for the outboard line has increased to approximately four months from approximately two months at the same time last year.

Cost of Sales and Gross Profit

         Cost of sales for the quarter ended November 1, 2003 was $1,628,747 resulting in $556,206 of gross profit or 25.5% of net sales. For the quarter ended October 26, 2002 cost of sales was $1,648,889 and gross margin was $499,038 or 23.3% of net sales. The improved gross profit is due to sales entirely within the outboard product line, where gross margins are the highest. The inboard line has historically had low gross margins and was at risk of incurring significant manufacturing inefficiencies.

Selling, General and Administrative Expenses

         Selling and marketing expenses were $77,668, or 3.6% of net sales, for the quarter ended November 1, 2003 as compared to $54,724, 2.6% of net sales for the same quarter of last year. Advertising expenditures increased by approximately $18,000 to support the introduction of our new models and boat show disbursements increased by approximately $4,000.

         General and administrative expenses were $248,046 or 11.4 % of net sale for the quarter ended November 1, 2003 compared to $215,404 or 10.0% of net sale for the same quarter of last year. The major causes of this increase were related to higher medical and workers compensation rates of $14,500 and higher insurance premiums of $8,200. The remaining cost increases are attributable to normal increases. No new employees were added during this quarter.

         Depreciation and amortization expense decreased by $33,109 to $58,831 for the quarter ended November 1, 2003 as molds acquired at the time the Company was acquired became fully depreciated.

         Interest expense increased by approximately $5,000 to $20,677 for the quarter ended November 1, 2003 primarily due to the increased revolving line of credit.

Liquidity and Capital Resources

         The Company had net income for the quarter ended November 1, 2003 of $154,679. Cash at November 1, 2003 was $259,356. Working capital at November 1, 2003 was $55,549. Accounts receivable decreased by $121,418 as boats financed by a third party lender and shipped near the end of July 2003 were paid. Inventories increased by $454,366 during the first quarter resulting primarily from increased outboard engine inventory and higher work in process to support the sales growth. Accounts payable decreased by $101,449 during this same time period in an effort to keep vendors accounts within their terms. Customer deposits increased during the three months ended November 1, 2003 as new dealers put down deposits on future orders. The Company purchased $18,777 of equipment during the first quarter consisting primarily of computer equipment.

         The Company sold the molds for the 38' Inboard Flybridge during the first quarter of fiscal year 2004 for $34,500. These molds were originally purchased by the Company from Phoenix Marine during February 2000 and had a net book value of $30,000.

         The Company does not anticipate any significant purchase of equipment in the near future. The number and level of employees at November 1, 2003 should be adequate to fulfill the production schedule.

         The Company has negotiated a $500,000 line of credit with a financial institution. The note payable to bank, originally due November 30, 2003, has been extended to February 29, 2004.

         The Company, from its inception, has experienced poor cash flows and has historically met its cash requirements by borrowings and by issuing, through private placements, its common and preferred stock and through third party loans. However, the Company believes that cash generated from operations and its line of credit will be sufficient to fund its current operations.

Item 3.  Controls and Procedures
------   -----------------------

Evaluation of disclosure controls and procedures

            As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

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

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports On Form 8-K

         (a) Exhibits required by Item 601 of Requlation S-B

             31.1 Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer
             31.2 Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer
             32.1   Section 1350 Certification of Principal Executive Officer
             32.2   Section 1350 Certification of Principal Financial Officer

         (b) Reports on Form 8-K

             None.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              JUPITER MARINE INTERNATIONAL HOLDINGS, INC.


Date: December 15, 2003       By: /s/Carl Herndon
                                 -----------------------------------------------
                                 Carl Herndon, Director, Chief Executive Officer (Principal Executive Officer) and President


Date: December 15, 2003       By: /s/Lawrence Tierney
                                 -----------------------------------------------
                                 Lawrence Tierney, Director and Chief
                                 Financial Officer (Principal Executive Officer)