Form 10QSB
period 2004-01-31
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2004-03-15
CIK 1063154

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2004
                                                ----------------

( )          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

 For the transition period from.......................to........................

                         Commission file number: 0-26617

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

         Yes [X]   No  [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 3, 2004:
8,309,718 shares of Common Stock; 315,000 Series A Preferred Shares; 452,500 Series B Preferred Shares; and 925,003 Series C Preferred Shares.

         Transitional Small Business Disclosure Format (check one):

         Yes [ ]  No  [X]

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                                                                                 Page
                                                                                                 ----

Part I.  Financial Information                                                                     3
-------  ---------------------

Item 1.  Consolidated Financial Statements                                                         3

         Balance Sheets as of January 31, 2004 and July 26, 2003                                   3

         Statements of Operations for the three months and six months
         ended January 31, 2004 and January 27, 2003                                               5

         Statements of Cash Flows for the six months ended January 31, 2004
         and January 27, 2003                                                                      6

         Notes to consolidated financial statements                                                7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                             8

Item 3.  Controls and Procedures                                                                   11

Part II. Other Information                                                                         12
-------- -----------------

Item 1.  Legal Proceedings                                                                         12

Item 2.  Changes in Securities and Use of Proceeds                                                 12

Item 3.  Defaults Upon Senior Securities                                                           12

Item 4.  Submissions of Matters to a Vote of Security Holders                                      12

Item 5.  Other Information                                                                         12

Item 6.  Exhibits and Reports on Form 8-K                                                          12

PART I   FINANCIAL INFORMATION
------   ---------------------
Item 1.  Consolidated Financial Statements

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                               January 31,        July 26,
                                                                                  2004              2003
                                                                             ----------------  ----------------
                               ASSETS                                          (unaudited)        (audited)
                               ------
CURRENT ASSETS:
     Cash and cash equivalents                                               $       355,721   $       384,636
     Accounts receivable, net                                                        167,038           154,259
     Inventory                                                                     1,279,989           887,785
     Prepaid expenses                                                                 48,465            13,138
                                                                             ----------------  ----------------

         Total current assets                                                      1,851,213         1,439,818


PROPERTY AND EQUIPMENT:
     Boat molds                                                                    1,639,180         1,678,134
     Machinery and equipment                                                         182,916           178,409
     Leasehold improvements                                                          256,594           254,142
     Office furniture and equipment                                                   79,066            55,231
                                                                             ----------------  ----------------
                                                                                   2,157,756         2,165,916
     Less accumulated depreciation and amortization                                1,480,476         1,381,876
                                                                             ----------------  ----------------

     Property and equipment, net                                                     677,280           784,040
                                                                             ----------------  ----------------


OTHER ASSETS                                                                          18,660            42,660
                                                                             ----------------  ----------------


        Total assets                                                         $     2,547,153   $     2,266,518
                                                                             ================  ================
















           See accompanying notes to consolidated financial statements

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                               January 31,        July 26,
                                                                                  2004              2003
                                                                             ----------------  ----------------
                 LIABILITIES AND SHAREHOLDERS' EQUITY                          (unaudited)        (audited)
                 ------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                        $       291,695   $       423,036
     Accrued expenses                                                                175,394           107,506
     Accrued interest                                                                114,001           100,963
     Customer deposits                                                                54,524            31,729
     Warranty reserve                                                                 93,941            96,140
     Capital lease obligation                                                          4,674             4,369
     Current portion of long term debt                                               905,000           845,000
                                                                             ----------------  ----------------
        Total current liabilities                                                  1,639,229         1,608,743

LONG-TERM LIABILITIES:
     Capital lease obligation                                                          1,270             3,687

        TOTAL LIABILITIES                                                          1,640,499         1,612,430
                                                                             ----------------  ----------------

SHAREHOLDER'S EQUITY:
     Convertible preferred stock, $.001 par value, 5,000,000
     shares authorized ($1,692,503 liquidation preference)
     Series A: 315,000 shares issued and outstanding                                     315               315
     Series B: 452,500 shares issued and outstanding                                     453               453
     Series C; 925,003 shares issued and outstanding                                     925               925
     Common stock, $.001 par value, 50,000,000 shares authorized,
     8,309,718 issued and outstanding                                                  8,310             8,310
     Additional paid-in capital                                                    2,990,124         2,935,902
     Deficit                                                                      (2,093,473)       (2,291,817)
                                                                             ----------------  ----------------
        TOTAL SHAREHOLDER'S EQUITY                                                   906,654           654,088

                                                                             ----------------  ----------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $     2,547,153   $     2,266,518
                                                                             ================  ================
















           See accompanying notes to consolidated financial statements

                          JUPITER MARINE INTERNATIONAL
                          HOLDINGS, INC AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended                    Six Months Ended
                                                   January 31,      January 27,           January 31,     January 27,
                                                      2004             2003                   2004            2003
                                                 ---------------------------------     --------------------------------
NET SALES                                        $    2,270,262      $  2,152,361      $    4,455,215      $ 4,298,288

COST OF SALES                                         1,705,754         1,696,416           3,334,502        3,343,306
                                                 ---------------------------------     --------------------------------

   GROSS PROFIT                                         564,508           455,945           1,120,713          954,982
                                                 ---------------------------------     --------------------------------

OPERATING EXPENSES:
 Selling and marketing                                   96,713            47,916             174,381          102,640
 General and administrative                             291,746           202,402             539,790          419,651
 Depreciation and amortization                           59,769            93,784             118,600          183,879
                                                 ---------------------------------     --------------------------------

    Total operating expenses                            448,228           344,102             832,771          706,170
                                                 ---------------------------------     --------------------------------

OTHER INCOME (EXPENSE):
 Interest expense                                       (18,958)          (25,722)            (39,635)         (41,432)
 Other income (expense)                                     564                                 4,259             (112)
                                                 ---------------------------------     --------------------------------

      Total other income (expense)                      (18,394)          (25,722)            (35,376)         (41,544)

NET INCOME BEFORE INCOME TAXES                           97,886            86,121             252,566          207,268
INCOME TAX EXPENSE                                            -                 -                   -                -

NET INCOME                                               97,886            86,121             252,566          207,268

Dividends on preferred stock                            (27,111)          (27,111)            (54,222)         (54,222)
Interest on Triton stock                                                  (36,162)                             (36,162)

NET INCOME APPLICABLE TO
COMMON SHAREHOLDERS                              $       70,775      $     22,848      $      198,344      $   116,884
                                                 =================================     ================================


Basic and diluted net income per
   common share
       Basic                                     $         0.01      $       0.00      $         0.02      $      0.02
                                                 =================================     ================================
       Diluted                                   $         0.01      $       0.00      $         0.02      $      0.01
                                                 =================================     ================================

Weighted average number of shares
  of common stock outstanding
      Basic                                           8,309,718         6,676,715           8,309,718        5,521,492
      Diluted                                        12,151,717        10,518,714          12,151,717        9,363,491









           See accompanying notes to consolidated financial statements

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                   (UNAUDITED)

                                                               January 31      January 27
                                                                 2004              2003
                                                             ------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                   $   252,566     $      121,147
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation and amortization                               118,600             91,940
     Gain on sale of property                                     (4,500)
     Decrease (increase) in:
        Accounts receivable                                      (12,779)             5,717
        Inventory                                               (392,204)           (94,023)
        Prepaid expenses                                         (35,327)           (31,675)
        Other assets                                              24,000                  -
     Increase (decrease) in:
        Accounts payable                                        (131,341)          (161,860)
        Accrued expenses                                          67,888             (6,449)
        Customer deposits                                         22,795            (32,641)
        Warranty reserve                                          (2,199)            (1,774)
        Accrued interest payable                                  13,038              8,001
                                                             ------------    ---------------

          Net cash used in operating activities                  (79,463)          (101,617)
                                                             ------------    ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from sale of property                            34,500
        Purchase of property and equipment                       (41,840)           (18,847)
                                                             ------------    ---------------

          Net provided by cash (used in) investing
            activities                                            (7,340)           (18,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net borrowings from line of credit                        60,000                  -
        Payments on capital lease obligations                     (2,112)            (1,202)
                                                             ------------    ---------------

          Net cash used in financing activities                   57,888             (1,202)
                                                             ------------    ---------------

NET DECREASE IN CASH                                             (28,915)          (121,666)

CASH - Beginning of the period                                   384,636            139,072
                                                             ------------    ---------------

CASH - End of the period                                     $   355,721     $       17,406
                                                             ============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest                               $    39,635     $        7,710
                                                             ============    ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
        Preferred stock dividends declared and payable in
           shares of Series B and Series C preferred stock   $    27,111     $       27,111
                                                             ============    ===============


           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)


Note 1. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six months ended January 31, 2004, are not necessarily indicative of the results that may be expected for the year ending July 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 26, 2003.

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

         The inboard powered models include a completely redesigned 35' Flybridge Convertible. The molds for the 38' Flybridge Convertible were sold during the first quarter of this year as the Company determined that it would not be economically feasible to redesign this model to meet current consumer expectations.

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

Net Sales

         The Company's net sales were $2,270,262 for the three months ended January 31, 2004 an increase of $117,901 (or 5.5%) as compared to $2,152,361 for the same quarter of last year. The Company's net sales were $4,455,215 for the six months ended January 31, 2004, an increase of $156,927 (or 3.7%) as compared to $4,298,288 for the same six month period of last year. The increase in net sales is due to the continued success of our Jupiter outboard line. Demand for our outboard product line continues to remain very strong. The new models introduced at the end of last fiscal year, with great success, have continued to sell very well. We did not sell nor produce any 35' Inboard Flybridge Convertibles during the six months ended January 31, 2004. We sold one 35' Flybridge at $328,000 during the first quarter of last year and one 35' Flybridge at $327,000 during the second quarter of last year. Consumer demand for this inboard model is very slow at this time. Comparing outboard sales only for the three months ended January 31, 2004 and for the six months ended January 31, 2004, sales were up 24.5% and 18.9% respectively. Our order backlog for the outboard line has increased to approximately five months from approximately two months at the same time last year.

Cost of Sales and Gross Profit

         Cost of sales for the three months ended January 31, 2004 was $1,705,754 resulting in $564,508 of gross profit or 24.9% of net sales. For the same quarter of last year cost of sales was $1,696,416 and gross margin was $455,945 or 21.2% of net sales. Cost of sales for the six months ended January 31, 2004 was $3,334,502. For the six months ended January 27, 2003, cost of sales was $3,334,306. For the six months ended January 31, 2004 gross profit was $1,120,713 or 25.2% of net sales. For the six months ended January 27, 2003 gross profit was $954,982 or 22.2% of net sales. The improved gross profit is due to sales entirely within the outboard product line, where gross margins are the highest. Lower overall manufacturing variances also contributed to the improved gross margins.

Selling, General and Administrative Expenses

         Selling and marketing expenses were $96,713, or 4.3% of net sales for the three months ended January 31, 2004 as compared to $47,916, or 2.2% of net sales for the same quarter of last year. For the six months ended January 31, 2004 selling and marketing expenses were $174,381, or 3.9% of net sales as compared to $102,640, or 2.4% of net sales for the six months ended January 27, 2003. In order to support our new models and to stimulate interest across our entire product line, advertising expenditures increased by approximately $12,000 for the three months ended January 31, 2004 as compared to the three months ended January 27, 2003 and $31,000 for the six months ended January 31, 2004 as compared to the six months ended January 27, 2003. Our dealers displayed our products in more boat shows this year thereby increasing boat show co-op expenses by approximately $9,000 during the three months ended January 31, 2004 as compared to the three months ended January 27, 2003 and $13,000 for the six months ended January 31, 2004 as compared to the six months ended January 27,

2003. During the three months ended January 31, 2004 we also printed new sales brochures costing approximately $19,000.

         General and administrative expenses were $291,746, or 12.8 % of net sale for the three months ended January 31, 2004 compared to $202,402, or 9.4% of net sale for the same quarter of last year. For the six months ended January 31, 2004 general and administrative expenses were $539,790, or 12.1% of net sales as compared to $419,651, or 9.8% of net sales. Employee benefit costs, primarily health insurance and workers compensation increased by approximately $42,000 during the three months ended January 31, 2004 as compared to the three months ended January 27, 2003 and by $57,000 for the six months ended January 31, 2004 as compared to the six months ended January 27, 2003. The increase is primarily due to higher insurance rates. In order to more quickly develop new products the Company engaged the services of a Naval Architect resulting higher professional fees of approximately $9,000 for the three months ended January 31, 2004 as compared to the three months ended January 27, 2003 and $19,000 for the six months ended January 31, 2004 as compared to the six months ended January 27, 2003. The remaining cost increases are attributable to normal increases. No new employees were added during this quarter.

         Depreciation and amortization expense decreased by $34,015 for the three months ended January 31, 2004 and by $65,279 for the year to date as molds acquired at the time the Company was acquired became fully depreciated.

Liquidity and Capital Resources

         Cash and cash equivalents at January 31, 2004 were $355,721. Working capital at January 31, 2004 was $211,984.

         Inventories increased by $759,787 at January 31, 2004 compared to July 26, 2003 primarily from increased outboard engine inventory and higher work in process to support the sales growth.

         Accounts payable decreased by $131,341 during this same time period in an effort to keep vendors accounts within their terms. Approximately $42,000 of equipment was purchased during the first six months consisting primarily of computer equipment and new boat molds.

         The molds for the 38' Inboard Flybridge were sold during the first quarter of fiscal year 2004 for $34,500. These molds were originally purchased during February 2000 and had a net book value of $30,000.

         The Company does not anticipate any significant purchase of equipment in the near future. The number and level of employees at January 31, 2004 should be adequate to fulfill the production schedule.

         The Company negotiated an extension of its $500,000 line of credit with a financial institution, originally due November 30, 2003, to February 29, 2004. The Company is currently negotiating an additional extension through December 31, 2004.

         The Company, from its inception, has experienced poor cash flows and has historically met its cash requirements by borrowings and by issuing, through private placements, its common and preferred stock and though third party loans. However, the Company believes that cash generated from operations and its line of credit will be sufficient to fund its current operations.

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures
------------------------------------------------

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

                              JUPITER MARINE INTERNATIONAL HOLDINGS, INC.


Date: March 15, 2004          By: /s/Carl Herndon
                                 -----------------------------------------------
                                 Carl Herndon, Chief Executive Officer
                                 (Principal Executive Officer)


Date: March 15, 2004          By: /s/Lawrence Tierney
                                 -----------------------------------------------
                                 Lawrence Tierney, Chief
                                 Financial Officer (Principal Financial Officer)