Form 10QSB
period 2004-05-01
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2004-06-16
CIK 1063154

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

            ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 1, 2004
                                                  -----------

       ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

 For the transition period from.........................to......................
 Commission file number.........................................................

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

         Yes  [X]    No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 14, 2004:
10,611,718 shares of Common Stock.

         Transitional Small Business Disclosure Format (check one):

         Yes  [ ]    No  [X]

                             JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                                                                                    Page
                                                                                                    ----
Part I.  Financial Information                                                                        3
------   ---------------------

Item 1.  Consolidated Financial Statements                                                            3

         Balance Sheets as of May 1, 2004 and July 26, 2003                                           3

         Statements of Operations for the nine months ended May 1, 2004 and
         April 26, 2003                                                                               5

         Statements of Cash Flows for the nine months ended May 1, 2004
         and April 26, 2003                                                                           6

         Notes to consolidated financial statements                                                   7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                                8

Item 3.  Controls and Procedures                                                                      11

Part II. Other Information                                                                            12
-------  -----------------

Item 1.  Legal Proceedings                                                                            12

Item 2.  Changes in Securities and Use of Proceeds                                                    12

Item 3.  Defaults Upon Senior Securities                                                              12

Item 4.  Submissions of Matters to a Vote of Security Holders                                         12

Item 5.  Other Information                                                                            12

Item 6.  Exhibits and Reports on Form 8-K                                                             12

Part I.  Financial Information
------   ---------------------

Item 1.  Consolidated Financial Statements



                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                                                                              May 1,           July 26,
                                                                                              2004               2003
                               ASSETS                                                      (unaudited)        (audited)
                               ------                                                    ----------------   ---------------
CURRENT ASSETS:
     Cash and cash equivalents                                                           $       317,504    $      384,636
     Accounts receivable, net                                                                     36,553           154,259
     Inventory                                                                                 1,252,824           887,785
     Prepaid expenses                                                                             81,808            13,138
                                                                                         ----------------   ---------------

         Total current assets                                                                  1,688,689         1,439,818

PROPERTY AND EQUIPMENT:
     Boat molds                                                                                1,814,889         1,678,134
     Machinery and equipment                                                                     213,164           178,409
     Leasehold improvements                                                                      258,044           254,142
     Office furniture and equipment                                                               87,870            55,231
                                                                                         ----------------   ---------------
                                                                                               2,373,967         2,165,916
     Less accumulated depreciation and amortization                                            1,559,213         1,381,876
                                                                                         ----------------   ---------------

     Property and equipment, net                                                                 814,754           784,040
                                                                                         ----------------   ---------------

OTHER ASSETS                                                                                      18,660            42,660
                                                                                         ----------------   ---------------

     TOTAL ASSETS                                                                        $     2,522,103    $    2,266,518
                                                                                         ================   ===============
















           See accompanying notes to consolidated financial statements

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                                                                              May 1,           July 26,
                                                                                              2004               2003
                 LIABILITIES AND SHAREHOLDERS' EQUITY                                      (unaudited)        (audited)
                 ------------------------------------                                    ----------------   ---------------

CURRENT LIABILITIES:
     Accounts payable                                                                    $       255,476    $      423,036
     Accrued expenses                                                                            200,464           107,506
     Accrued interest                                                                             95,524           100,963
     Customer deposits                                                                            28,002            31,729
     Warranty reserve                                                                             90,407            96,140
     Capital lease obligation                                                                      4,835             4,369
     Current portion of long term debt                                                           725,000           845,000
                                                                                         ----------------   ---------------
        Total current liabilities                                                              1,399,708         1,608,743

LONG-TERM LIABILITIES:
     Capital lease obligation                                                                          -             3,687

        TOTAL LIABILITIES                                                                      1,399,708         1,612,430
                                                                                         ----------------   ---------------

SHAREHOLDERS' EQUITY:
     Convertible preferred stock, $.001 par value, 5,000,000 shares authorized
     ($925,003 and $1,692,503 liquidation preference)
     Series A: 0 and 315,000 shares issued and outstanding                                             -               315
     Series B: 0 and 452,500 shares issued and outstanding                                             -               453
     Series C: 925,003 shares issued and outstanding                                                 925               925
     Common stock, $.001 par value, 50,000,000 shares authorized,
     10,611,718 issued and outstanding                                                            10,612             8,310
     Additional paid-in capital                                                                3,008,087         2,935,902
     Deficit                                                                                  (1,897,229)       (2,291,817)
                                                                                         ----------------   ---------------
        TOTAL SHAREHOLDERS' EQUITY                                                             1,122,395           654,088

                                                                                         ----------------   ---------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $     2,522,103    $    2,266,518
                                                                                         ================   ===============
















           See accompanying notes to consolidated financial statements

                          JUPITER MARINE INTERNATIONAL
                          HOLDINGS, INC AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------





                                                          Three Months Ended                     Nine Months Ended
                                                       May 1,         April 26,               May 1,        April 26,
                                                        2004             2003                  2004            2003
                                                 ----------------------------------     --------------------------------
NET SALES                                        $    2,790,337      $   2,486,928      $    7,245,552    $   6,785,216

COST OF SALES                                         2,116,967          1,992,234           5,433,982        5,335,540
                                                 ----------------------------------     --------------------------------

   GROSS PROFIT                                         673,370            494,694           1,811,570        1,449,676
                                                 ----------------------------------     --------------------------------

OPERATING EXPENSES:
 Selling and marketing                                   84,585             80,888             258,965          185,088
 General and administrative                             297,113            227,539             836,903          645,630
 Depreciation and amortization                           78,664             91,940             197,265          275,819
                                                 ----------------------------------     --------------------------------

    Total operating expenses                            460,362            400,367           1,293,133        1,106,537
                                                 ----------------------------------     --------------------------------

OTHER INCOME (EXPENSE):
 Interest expense                                       (20,886)           (14,703)            (60,521)         (56,135)
 Other income (expense)                                   6,132                565              10,391              453
                                                 ----------------------------------     --------------------------------

      Total other income (expense)                      (14,754)           (14,138)            (50,130)         (55,682)

NET INCOME BEFORE INCOME TAXES                          198,254             80,189             468,307          287,457
INCOME TAX EXPENSE                                            -                  -                   -                -

NET INCOME                                              198,254             80,189             468,307          287,457

 Dividends on preferred stock                           (19,497)           (27,111)            (73,719)         (81,333)
 Interest on Triton stock                                                                                       (36,162)

NET INCOME APPLICABLE TO
COMMON SHAREHOLDERS                              $      178,757      $      53,078      $      394,588    $     169,962
                                                 ==================================     ================================


Basic and diluted net income per
   common share
       Basic                                     $         0.02      $        0.01      $         0.04    $        0.03
                                                 ==================================     ================================
       Diluted                                   $         0.01      $        0.01      $         0.03    $        0.03
                                                 ==================================     ================================

Weighted average number of shares
  of common stock outstanding
      Basic                                           9,460,718          6,676,715           8,885,218        6,676,715
      Diluted                                        12,461,974          6,676,715          11,886,474        6,676,715





           See accompanying notes to consolidated financial statements

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                            FOR THE NINE MONTHS ENDED
                                   (unaudited)

                                                           May 1,         April 26,
                                                            2004            2003
                                                         -----------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $  468,307     $     287,457
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                           197,265           275,819
    Forgiveness of management fee due related party                            78,333
    Issuance of stock in lieu of services                                         522
    Gain on sale of property                                 (4,500)
    Decrease (increase) in:
       Accounts receivable                                  117,706          (332,021)
       Inventory                                           (365,039)            8,944
       Prepaid expenses                                     (68,670)          (54,211)
       Other assets                                          24,000             1,965
    Increase (decrease) in:
       Accounts payable                                    (167,560)            9,053
       Accrued expenses                                      93,228          (114,977)
       Customer deposits                                     (3,727)          (87,851)
       Warranty reserve                                      (5,733)            9,742
       Accrued interest payable                              (5,439)           14,003
                                                         -----------    --------------

         Net cash provided by operating activities          279,838            96,778
                                                         -----------    --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of property                        34,500
       Purchase of property and equipment                  (258,051)         (136,015)
                                                         -----------    --------------

         Net used in investing activities                  (223,551)         (136,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of debt                                   (120,000)         (100,000)
       Payments on capital lease obligations                 (3,419)
       Proceeds from issuance of debt                                          (3,120)
       Net proceeds from issuance of stock                                     50,000
                                                         -----------    --------------

         Net cash used in financing activities             (123,419)          (53,120)
                                                         -----------    --------------

NET DECREASE IN CASH                                        (67,132)          (92,357)

CASH - Beginning of the period                              384,636           139,072
                                                         -----------    --------------

CASH - End of the period                                 $  317,504     $      46,715
                                                         ===========    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest                            $   60,521     $      56,297
                                                         ===========    ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES:
       Preferred stock dividends declared and payable
          in shares of Series C preferred stock          $   73,719     $      81,333
                                                         ===========    ==============

           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)


Note 1. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the nine months ended May 1, 2004, are not necessarily indicative of the results that may be expected for the year ending July 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 26, 2003.

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

         The outboard powered product line currently consists of five models:

         31' Open Center Console
         31' Cuddy Cabin
         31' Forward Seating Center Console
         27' Open center Console
         27' Forward Seating Center Console

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

Net Sales

         The Company's net sales were $2,790,337 for the three months ended May 1, 2004 an increase of $303,409 (or 12.2%) as compared to $2,486,928 for the same quarter of last year. For the nine months ended May 1, 2004 net sales were $7,245,552, an increase of $460,336 (or 6.8%) as compared to $6,785,216 for the same nine-month period of last year. The increase in net sales is due to the continue success of our outboard product line. We also believe that recent boat show promotions have stimulated the sales. Additionally, the new models introduced at the end of last fiscal year have continued to sell very well. Management has also decided that in order to maximize production of the outboard models, the 35' inboard Flybridge would temporarily be suspended as consumer demand for our 35' inboard Flybridge model has not been as strong as our outboard models. Comparing outboard sales only for the three and nine months ended May 1, 2004, sales were up 28.6% and 24.7% respectively.

Cost of Sales and Gross Profit

         Cost of sales for the three months ended May 1, 2004 was $2,116,967 resulting in $673,370 of gross profit or 24.1% of net sales. For the same quarter of last year cost of sales was $1,992,234 and gross margin was $494,694 or 19.9% of net sales. For the nine months ended May 1, 2004, gross margin was $1,811,570 or 25.0% of net sales. For the nine months ended April 26, 2003 gross margin was $1,449,676 or 21.4% of net sales. The improved gross profit is due to sales entirely within the outboard product line, where gross margins are the highest. Additionally, improved manufacturing efficiencies contributed to the improved gross margins.

Selling, General and Administrative Expenses

         Selling and marketing expenses were $84,585, or 3.0% of net sales, for the three months ended May 1, 2004 as compared to $80,888, or 3.3% of net sales for the same quarter of last year. For the six months ended May 1, 2004 selling and marketing expenses were $258,965 or 3.6% of net sales as compared to $185,088 or 2.7% of net sales for the nine months ended April 26, 2003. Additional print media advertising and brochure printing costs contributed to the increase in selling and marketing expenses for both the quarter and year to date.

         General and administrative expenses were $297,113, or 10.6 % of net sales for the quarter ended May 1, 2004 compared to $227,539, or 9.2% of net sale for the same quarter of last year. For the nine months ended May 1, 2004 general and administrative expenses were $836,903, or 11.6% of net sales as compared to $645,630, or 9.5% of net sales. Employee benefit costs, primarily health insurance and workers compensation increased by approximately $7,000 during the quarter and by $64,000 for the year to date. In order to more quickly develop new products, we engaged the services of a Naval architect resulting in an increase of professional fees of approximately $14,000 for the quarter and $36,000 for the year to date. Our insurance policies renewed during January 2004 resulting in increased costs during the quarter of approximately $16,000 and by approximately $22,000 for the nine months. The remaining cost increases are attributable to normal increases. No new employees were added during this quarter.

         Depreciation and amortization expense decreased by approximately $13,000 for the quarter ended May 1, 2004 and by approximately $79,000 for the year to date as molds acquired at the time the Company was acquired became fully depreciated.

         Interest expense increased by approximately $6,000 for the quarter ended May 1, 2004 and by $4,000 for the year to date primarily due to increased revolving line of credit and engine finance charges.

Liquidity and Capital Resources

         At May 1, 2004, the Company had cash and cash equivalents of $317,504 and working capital of approximately $288,981. In addition, the Company has negotiated a $500,000 line of credit with a financial institution at prime plus 2% due December 31, 2004. This line of credit is used for general working capital purposes. The credit line used to finance outboard engine purchases was increased to $250,000 from $150,000.

         Accounts receivable decreased by $117,706 as compared to July 26, 2003. Third party lenders who pay in approximately four days finance some of the Company's sales to dealers. Consequently, the level of accounts receivable is significantly influenced by sales occurring at or near month end. Inventories increased by $365,039 at May 1, 2004 compared to July 26, 2003 due to higher work in process to support the sales growth. Accounts payable decreased by $167,560 during this same time period in an effort to keep vendors accounts within their terms. The Company purchased approximately $238,000 of equipment during the nine months ended May 1, 2004 consisting of boat molds ($138,000), factory equipment ($35,000) and office equipment ($33,000), primarily new computer equipment.

         The Company sold the molds for the 38' Inboard Flybridge during the first quarter of fiscal year 2004 for $34,500. These molds were originally purchased from Phoenix Marine during February 2000 and had a net book value of $30,000.

         The Company does not anticipate any significant purchase of equipment in the near future. The number and level of employees at May 1, 2004 should be adequate to fulfill the production schedule.

         The due date of certain notes payable to stockholders and officers, originally due February 14, 2004, is being renegotiated.

         As of the end of the three months ended May 1, 2004, all authorized and outstanding shares of the Company's Series A and Series B Preferred Stock converted into three shares of the Company's common stock pursuant to terms of the preferred stock designations which will result in an issuance of an aggregate of up to 2,302,500 shares of the Company's common stock to its former preferred stockholders upon tender of their preferred stock certificates to the Company. As of May 1, 2004 no certificates were surrendered.

         The Company believes that cash generated from operations and its line of credit will be sufficient to fund its current operations. While the Company, from its inception, has experienced poor cash flows and has historically met its cash requirements by borrowings, private issuances of its common and preferred stock and through third party loans, the Company now believes that cash generated from operations and its line of credit will be sufficient to fund its current operations.

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

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         As of the end of the three months ended May 1, 2004, all of the Company's outstanding shares of Series A and Series B preferred stock, pursuant to the terms of the preferred stock designations, convert into an aggregate of 2,302,500 shares of the Company's common stock. Pursuant to the automatic conversion, the Company will issue an aggregate of 2,302,500 shares of common stock to the former preferred shareholders upon their tender of their preferred stock certificates to the Company. The shares of common stock are being issued under the exemption from registration provided by Section 4(2) of the Securities Act. The shareholders have access to current information about the Company and have the opportunity to ask questions concerning the Company. The certificates representing shares of the common stock will contain a legend restricting their transferability absent registration or applicable exemption.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         On May 25, 2004 the Board of Directors granted options to purchase an aggregate of 850,000 shares of common stock of the Company pursuant to the Company's 2004 Management and Director Equity Incentive Compensation Plan to certain employees of the Company at an exercise price of $.14, except for certain options granted to the Company's president which are at $.15, exercisable for a period of 5 years. The Board of Directors also granted options to purchase 150,000 shares of the Company's common stock to its outside director pursuant the Company's Option Plan at an exercise price of $.14, exercisable for a period of 5 years. The trading price of the Company's common stock was $.14 per share on the date of the grants as reported by the Pink Sheets.

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

                            JUPITER MARINE INTERNATIONAL HOLDINGS, INC.


Date: June 12, 2004         By:/s/ Carl Herndon
                               -------------------------------------------------
                               Carl Herndon, Director, Chief Executive Officer (Principal Executive Officer) and President


Date: June 12, 2004         By:/s/ Lawrence Tierney
                               -------------------------------------------------
                               Lawrence Tierney, Director and Chief
                               Financial Officer (Principal Executive Officer)