Form 10KSB
period 2004-07-31
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2004-10-29
CIK 1063154

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended July 31, 2004

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

          Title of Each Class        Name of Each Exchange on Which Registered
          --------------------------------------------------------------------
                                                 None

         Securities registered under Section 12(g) of the Exchange Act:

          Title of Each Class        Name of Each Exchange on Which Registered
          --------------------------------------------------------------------
             Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $10,260,684

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. ($0.32 on September 30, 2004) $1,791,858.88.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 30, 2004: 12,295,563 Shares of Common Stock and 998,722 Shares of Series C Preferred Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One).   Yes  [ ]    No  [X]

                                            Table of Contents
                                            -----------------


                                                                                                          Page
                                                                                                          ----
PART I
------
Item 1.       Description of Business............................................................           3

Item 2.       Description of Property............................................................           7

Item 3.       Legal Proceedings..................................................................           7

Item 4        Submission of Matters to a Vote of Security Holders................................           7

PART II
-------
Item 5.       Market for Common Equity, Related Stockholder Matters and Small Business Issuer
              Purchases of Equity Securities.....................................................           8

Item 6.       Management's Discussion and Analysis or Plan of Operation..........................           10

Item 7.       Financial Statements...............................................................           14

Item 8.       Changes in and Disagreements With Accountants on Accounting and Financial
              Disclosure.........................................................................           14

Item 8A.      Controls and Procedures............................................................           14

Item 8B.      Other Information..................................................................           14

PART III
--------
Item 9.       Directors and Executive Officers...................................................           15

Item 10.      Executive Compensation.............................................................           17

Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters................................................................           21

Item 12.      Certain Relationships and Related Transactions.....................................           22

Item 13.      Exhibits, List and Reports on Form 8-K.............................................           23

Item 14.      Principal Accountant Fees and Services.............................................           23

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

         The Company designs, manufactures and markets a diverse mix of high quality sportfishing boats under the Jupiter name. The product line currently consists of five models:

         31' Open Center Console
         31' Cuddy Cabin
         31' Forward Seating Center Console
         27' Open Center Console
         27' Forward Seating Center Console

Products

         The list prices for the Jupiter 31 models range from $143,560 to $147,340 and from $102,460 to $108,590 for the Jupiter 27. Optional equipment specified by the customer is additional. The Company provides each boat purchaser with a limited lifetime hull structure warranty and a 12 month warranty on any other part manufactured by the Company.

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

         31' Forward Seating Center Console
         ----------------------------------

         The 31' Forward Seating model is the perfect choice for serious anglers who also need the additional seating for family and friends when cruising or entertaining. The U-shaped, cushioned forward area provides comfortable seating for six adults and is roomy enough for lounging and sunbathing. This model was introduced during the fourth quarter of fiscal year 2003.

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

         27' Forward Seating Center Console
         ----------------------------------

         This model was introduced during fourth quarter of fiscal year 2003. The 27' Forward Seating is the same as the 27" Open except that it offers a U-shaped, cushioned forward area provides seating for four adults and is roomy enough for lounging and sunbathing.

         27' Center Console-berth
         ------------------------

         Due to limited production capacity, the 27' Center Console-berth model was temporally discontinued during fiscal year 2004.

         35' Flybridge Convertible, Inboard
         ----------------------------------

         Due to limited production capacity the 35' Flybridge Convertible was temporally discontinued at the end fiscal year 2004.

Manufacturing

         The Company's manufacturing plant is set up with three full-length assembly lines. Each line operates at a rate that is determined by sales and demand. It is Management's intent that each assembly line run at a consistent line rate so that the workstations become repetitive and components can be assembled in quantity at a most efficient rate. A line rate can generally be increased or decreased by simply adding or subtracting workers and material on the line.

         Current production capacity is sufficient to accommodate approximately 16 boats in various stages of construction at any one time. Construction of a Jupiter outboard model, depending on size, takes approximately four weeks to complete.

         The Company built 93 boats during fiscal year 2004, which was approximately 90% of capacity. In order to reach capacity the Company would need to add new tooling and hire additional employees, both skilled and unskilled. Should the production capacity be reached, the Company believes it could then further expand its manufacturing capacity by adding additional plant space, equipment and tooling.

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

         Design and tooling for new boat models and improvements to existing models is an integral part of the Company's business and will be ongoing. Time involved will be dependent on the magnitude of the project and could range from three to twelve months. The anticipated cost in planning and designing a new boat is approximately $350,000. It is anticipated that the costs of these projects will be funded with additional financing as well as from cash flows from operations.

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

         The Company sells all of its boats through retail dealers primarily on a cash-on-delivery basis. However, approximately 41% of Company shipments are made pursuant to commercial dealer floor plan financing programs in which the Company participates on behalf of its dealers. Under these arrangements, a dealer establishes lines of credit with one or more, Company approved, third-party lenders for the purchase of inventory. When a dealer purchases a boat pursuant to a floor plan arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to the Company.

         The Company has agreed to repurchase boats with unencumbered titles from an approved third-party lender which have been repossessed from a dealer and returned to the Company in new or like new condition. Since its inception and through July 31, 2004, the Company has not been required to repurchase any boats. However, the Company is contingently liable for approximately $209,000 under terms of these agreements as of July 31, 2004. Except as noted above, the Company has no other obligation to repurchase boats from its dealers.

         The outboard line competes directly with the following manufacturers in its market segment: Intrepid Powerboats, Inc., Contender Boats, Inc., Grady-White Boats, Pursuit, a Division of S2 Yachts, and Regulator.

Employees

         Gevity HR (Gevity) has been engaged by JMIH to provide all personnel and human resource management services. The Company employs approximately 70 full-time personnel at its manufacturing facility, including 1 administrative and executive personnel. The agreement with Gevity may be terminated upon 30 days written notice. Management believes its relationship with its employees is good and does not foresee any difficulties in hiring additional employees.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases a 32,140 square foot facility located at 3391 S.E. 14th Avenue, Port Everglades, Florida for its boat manufacturing operation and executive offices. The Company leases the facility from Carl Herndon, the Company's President and Chief Executive Officer. The lease was renewed on July 27, 2001 for an additional five years or through July 2006. The renewed lease requires the Company to pay initial monthly lease payments of $14,383 per month plus applicable real estate and sales taxes. The lease payments are subject to a 5% annual increase.

         Three additional buildings of 6,250, 3,240 and 5,000 square feet, which are located adjacent to the main manufacturing facility, were leased from an independent lessor. The monthly rent for these buildings is $4,194 $2,542 and $3,276. The leases expire on July 31, 2005, July 31, 2005 and September 30, 2005.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity

         Effective July 28, 2004, the Company's common stock is traded on the Over the Counter Bulletin Board (OTCBB) under the symbol "JMIH". During the prior fiscal year the Company's was quoted on the Pink Sheets. Prior to October 12, 2000, the Company's common stock was not publicly traded. The following table sets forth the high and low bid quotations for the Company's common stock as traded on the OTCBB or Pink Sheets for the calendar year periods indicated. The Company's common stock is thinly traded and transactions are sporadic. On October 8, 2004 the closing bid price of the Company's common stock was $.32. Quotations, as supplied by the OTCBB, reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

Calendar Period                               High             Low
---------------                               ----             ---

Quarter ended September 30, 2002              $.10             $.01
Quarter ended December 31, 2002               $.40             $.01
Quarter ended March 31, 2003                  $.40             $.05
Quarter ended June 30, 2003                   $.30             $.20
Quarter ended September 30, 2003              $.40             $.18
Quarter ended December 31, 2003               $.37             $.12
Quarter ended March 31, 2004                  $.40             $.16
Quarter ended June 30, 2004                   $.40             $.11
Quarter ended September 30, 2004              $.35             $.14

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

Securities Authorized for Issuance Under Equity Compensation Plans

         The table below provides information pertaining to all compensation plans under which equity securities of the Company are authorized for issuance:

                                                                                         Number of securities
                                     Number of securities                               remaining available for
                                       to be issued upon         Weighted-average        future issuance under
                                          exercise of            exercise price of        equity compensation
                                     outstanding options,      outstanding options,   plans (excluding securities
                                      warrants and rights       warrants and rights    reflected in column (a))
                                              (a)                       (b)                       (c)
                                      -------------------       -------------------    ------------------------
Equity compensation plans
   approved by security holders          1,000,000                    $.147                      2,300,000

Equity compensation plans not
   approved by security holders          1,850,000                    $ .47                           None

         Total                           2,850,000

Related Stockholder Matters

         On February 4, 2004 the Board of Directors and a Majority of the Shareholders approved the adoption of the 2004 Management and Director Equity Incentive and Compensation Plan (the "Plan") of the Corporation and 3,300,000 shares of Common Stock, $.0001 par value, were reserved for issuance upon exercise of options granted under the plan.

         On May 5, 2004 the Board of Directors approved the granting of incentive stock options under the Plan to a total of 9 individuals serving as either Key Employees, Officers or Directors of the Company to purchase an aggregate of 1,000,000 shares of the Company's Common Stock at $.14 per share (or $.15 per share for the President) exercisable for a period of 5 years.

         During the year ended July 31, 2004, the Company declared dividends on its outstanding shares of Series C preferred stock of approximately $73,719, payable in shares of Series C preferred stock. The Company issued an aggregate of 73,719 shares of its Series C preferred stock to its Series C preferred stockholders.

         Effective the year ended July 31, 2004, the Board of Directors approved the issuance of 758,334 shares of the Company's common stock to the President of the Company in consideration for providing personal guarantees on the Company's:
(1) $500,000 line of credit which was renewed effective November 2003 through December 2004 and (2) $200,000 credit line with a financial institution for the purchase of inventory which was renewed through February 1, 2005.

         Effective the year ended July 31, 2004, the Board of Directors approved the issuance of 455,011 shares of the Company's common stock to the President and Chief Financial Officer of the Company for their extension of the due date of a note payable held by the President and Chief Financial Officer from February 14, 2004 to February 14, 2006.

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

Results of Operations

Net Sales
---------

         The Company's net sales for the fiscal year ended July 31, 2004 were $10,260,684 an increase of $956,492 (or 10.3%) as compared to $9,304,192 for the fiscal year ended July 26, 2003. The sales growth for fiscal year 2004 compared to fiscal year 2003 for our outboard line was $1,978,386 (or 23.9%). Customer acceptance of the Company's products continues to remain very strong and the Company continues to build a large following of its outboard models. Management decided to temporally discontinue the 35' Flybridge to take advantage of the increased demand for our outboard product, particularly the new models introduced at the end of fiscal year 2003.

         The average selling price per boat for fiscal year 2004 was approximately $110,300 compared to $116,000 during fiscal year 2003. 93 boats were sold during fiscal year 2004 as compared to 80 boats in fiscal year 2003. At July 31, 2004 dealer inventory was extremely low at only 6 boats available for sale at dealer locations. At July 26, 2003 dealer inventory was 17 boats. Order backlog has increased to approximately six months at July 31, 2004 from approximately four months at July 26, 2003.

Cost of Sales
-------------

         Cost of sales for the year ended July 31, 2004 was $7,733,922 resulting in $2,526,762 of gross profit or 24.6% of net sales. For last fiscal year ended July 26, 2003 cost of sales was $7,374,259 and gross profit was $1,929,933 or 20.7% of net sales. The increase in gross profit is the result of: (1) a sales shift to more profitable product, (2) better utilization of overhead and (3) controlling material costs and usage.

Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general and administrative expenses were $1,655,517 or 16.1% of net sales, for the fiscal year ended July 31, 2004 compared to $1,160,143 or 12.5% of net sales, for the fiscal year ended July 26, 2003, an increase of $495,374. The increase was principally due to an increase in professional fees, advertising and marketing fees, salary expenses and insurance.

         An accrual of $150,000 for management bonuses was recorded for fiscal year 2004, while no bonuses were recorded for fiscal year 2003.

         Professional fees were approximately $118,000 higher in fiscal year 2004 than in fiscal year 2003. The Company engaged the services of outside consultants to assist with environmental compliance, licensing and information technologies. Additionally, legal fees were higher as a result of our application and re-listing on the OTCBB.

         Advertising and marketing expenses increased by approximately $74,000 due to increased print advertising, new and more expensive sales brochures and normal salary increases.

         Liability insurance increased by about $25,000 during fiscal year 2004 compared to fiscal year 2003 because of higher premiums and increased coverage.

         The Company changed payroll service companies at the beginning of the year which resulted in higher service fees of approximately $67,000 which were recorded as a general expense. However, these fees were more than offset by reduced workers compensation charges and other fees that are a part of cost of goods sold.

         Utility expenses increased by approximately $15,000 because of the addition of new data lines.

         Company personnel traveled more in fiscal year 2004 to boat shows, dealer and prospective dealer locations and trade shows than in fiscal year 2003 resulting in a $18,000 increase in travel related expenses.

Other Income (Expense)
----------------------

         Interest expense decreased by $25,558, from $102,631 in fiscal year 2003 to $77,073 in fiscal 2004 primarily due to lower average balances on the revolving credit line.

         Effective the year ended July 31, 2004, the Board of Directors approved the issuance of 758,334 shares of the Company's common stock to the President of the Company in consideration for providing personal guarantees on (1) the Company's current $500,000 line of credit which was renewed effective November 2003 through December 2004 and (2) a $200,000 credit line with a financial institution for the purchase of inventory. These shares, with a fair value of $92,000, were recorded as Other Expense.

         Effective the year ended July 31, 2004, the Board of Directors approved the issuance of 455,011 shares of the Company's common stock to the President and Chief Financial Officer of the Company for their extension of the due date of the note payable to February 14, 2006. These shares, with a fair value of $54,601, were recorded as Other Expense.

Liquidity and Capital Resources

         At July 31, 2004, the Company had cash and cash equivalents of $602,936. The Company anticipates that cash generated from operations should be sufficient to satisfy the Company's contemplated cash requirements for at least the next twelve months.

         The Company extended its $500,000 revolving line of credit with a financial institution through December 31, 2004. The note on the line of credit bears interest at the financial institution's index rate plus 2% (6.25% at July 31, 2004). The note is collateralized by all of the Company's assets and is personally guaranteed by Carl Herndon, president of the Company.

         Net cash provided by operating activities was $724,556 for fiscal 2004 and $351,336 for fiscal year 2003.

         Some of the Company's dealers use third party financing for the purchase of their boats. These third party financing companies pay within four business days of shipment. At July 31, 2004 accounts receivable was $16,622, a decrease of $137,637 compared to July 26, 2003 as all sales were fully funded. Inventories increased by $245,896 in order to support the sales growth.

         Accounts payable decreased by $193,880 as vendor's accounts were brought with-in terms and cash discount were taken when economically feasible. The increase in accrued expenses is due primarily to accruing at July 31, 2004 a $150,000 bonus for management employees.

         The $350,000 note payable and accrued interest due to the Company's President and Chief Financial Officer was extended from February 14, 2004 to February 14, 2006. The Board of Directors approved the issuance of 455,011 shares of the Company's common stock to the President and Chief Financial Officer of the Company in consideration of extending the Note Payable to February 14, 2006.

         During the year ended July 31, 2004 the Company decreased the amount outstanding under the line of credit by $100,000.

         The first quarterly payment in the amount of $31,250 plus accrued interest was made to the holders of three bridge notes. The final three payments of $31,500 each are scheduled for October 2004, December 2004 and March 2005.

         The Board of Directors approved the issuance of 758,334 shares of the Company's common stock to the President of the Company in consideration for providing personal guarantees on the Company's current lines of credit.

         During the year ended July 26, 2003 the Company had sales to five dealers representing 23%, 16%, 16%, 13% and 11% of fiscal year 2004 net sales. During the year ended July 26, 2003 the Company had sales to four dealers representing 20%, 14% and 12% of fiscal year 2003 net sales.

         The Company does not anticipate any significant purchases of equipment during fiscal year 2004. Additionally, the number and level of employees at July 31, 2004 should be adequate to fulfill the anticipated production schedule.

Recent Accounting Pronouncements

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

         None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

         As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in internal controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

ITEM 8B. OTHER INFORMATION

         None.

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

Name                     Age     Position Held
----                     ---     -------------

Carl Herndon, Sr.        65      Director, President and Chief Executive Officer

Lawrence S. Tierney      58      Director, Vice President and Chief Financial
                                 Officer and Secretary

Kerry Clemmons           59      Director, Audit Committee

Carl Herndon, Jr.        38      Vice President Sales and Operations

Key Employees
-------------
Jill Shave               59      Sales Manager

Anthony Clements         45      Production Manager


         Carl Herndon, Sr. - Mr. Herndon has been president, chief executive officer and a director of JMIH since its inception on May 19, 1998. Mr. Herndon has also served as president, chief executive officer and a director of JMI since May 15, 1998. Between 1973 and 1997, Mr. Herndon was president, chief executive officer, director and sole shareholder of Blackfin Yacht Corporation, a Fort Lauderdale Florida based designer, manufacturer and seller of sportfishing boats. Between 1993 and 1995, Mr. Herndon was president and chief executive officer of Bertram Yacht Corporation in Miami, Florida. During Mr. Herndon's tenure as officer and director of Blackfin, Blackfin filed for Chapter 11 Bankruptcy Reorganization protection. The bankruptcy proceeding was subsequently converted to a Chapter 7 proceeding. Carl Herndon is the father of Carl Herndon, Jr., the vice president of sales and marketing of JMI.

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

         Kerry Clemmons -- On February 2, 2004 Mr. Clemmons was elected to the Board of Directors. For ten years Mr. Clemmons has served the American Red Cross of Greater Miami and the Florida Keys in various capacities, including board member, chairman (1999-2001) and CEO (2002-2003). From 1999 through 2001 he was a consultant for Arthur Anderson in mergers and acquisitions. He also served as senior vice president of John Alden Financial Corporation from 1982 through 1990 and senior vice president of MasTec from 1998 through 1999. Mr. Clemmons holds a masters and doctorate degrees from Nova Southern University.

         Carl Herndon Jr. - Mr. Herndon joined the Company in June 1998 as Vice President Sales. He is the son of Carl Herndon and has spent his professional working career in the marine industry. He was employed by Blackfin Yacht Corporation from 1984 to 1997, initially working on the shop floor. During his tenure at Blackfin, he progressed through the ranks from laminator to plant manager and ultimately became chief operating officer. He also served as vice president of sales and was instrumental in doubling Blackfin's dealer base resulting in record sales. Mr. Herndon was granted a leave of absence from July 2003 through May 2004 to attend to family medical issues.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been complied with for the period which this report relates.

Committees

         The audit committee consists of Kerry Clemmons. Mr. Clemmons qualifies as an independent director and is considered a "financial expert."

         The nominating committee consists of Carl Herndon and Lawrence Tierney.

Code of Ethics

         The Company has adopted a Code of Ethics that applies to the Company's executive officers and directors. The Code of Ethics provides written standards that are reasonably designed to deter wrongdoing and to promote: (i) honest and ethical conduct, including the ethical handling of actual or parent conflicts of interests between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and (v) accountability for adherence to the Code.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information relating to the compensation paid by the Company during the last three fiscal years to: the Company's president and chief executive officer and each of the Company's executive officers who earned more than $100,000 during any fiscal year.


                                             SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------------------------------
                                            Annual Compensation                          Long-Term Compensation
-------------------------------------------------------------------------------------------------------------------------------
                                                                                    Awards                    Payouts
-------------------------------------------------------------------------------------------------------------------------------
                                                                                         Securities
                                                                 Other                     Under-
                                                                Annual      Restricted      Lying
  Name and Principal                                            Compen-       Stock       Options/       LTIP      All Other
        Position           Year        Salary         Bonus     sation       Award(s)       SARs       Payouts    Compensation
                                         ($)           ($)        ($)          ($)           (#)         ($)          ($)
-------------------------------------------------------------------------------------------------------------------------------
Carl Herndon, Sr. CEO
and President              2004    $181,576           ---         ---          ---         250,000       ---          (6)
-------------------------------------------------------------------------------------------------------------------------------
                           2003    $175,000           ---         ---          ---            ---        ---          ---
-------------------------------------------------------------------------------------------------------------------------------
                           2002    $175,000(1)        (2)         ---          ---         150,000       ---          ---
-------------------------------------------------------------------------------------------------------------------------------
Lawrence Tierney
CFO                        2004    $104,223           ---         ---          ---         200,000       ---          (6)
-------------------------------------------------------------------------------------------------------------------------------
                           2003    $113,712           (4)         ---          ---         100,000       ---          ---
-------------------------------------------------------------------------------------------------------------------------------
                           2002    $100,000(3)        ---         ---          ---            ---        ---          ---
-------------------------------------------------------------------------------------------------------------------------------
Carl Herndon, Jr.,
Vice President             2004    $0(5)              ---         ---          ---         100,000       ---          ---
-------------------------------------------------------------------------------------------------------------------------------
                           2003    $105,000           ---         ---          ---            ---        ---          ---
-------------------------------------------------------------------------------------------------------------------------------

                           2002    $100,000           ---         ---          ---            ---        ---          ---
-------------------------------------------------------------------------------------------------------------------------------

(1) $8,750 of Mr. Herndon's salary has been converted into 51,471 shares of common stock valued at $.17 per share.
(2) Value of 150,000 shares of common stock underlying options exercisable at $.10 per share issued July 25, 2002. Options have been exercised.
(3) $28,750 of Mr. Tierney's salary has been converted into 169,117 shares of common stock valued at $.17 per share.
(4) Value of 100,000 shares of common stock underlying options exercisable at $.10 per share issued July 25, 2002. Options have been exercised.
(5)  Mr. Herndon was granted a leave of absence from July 2003 through May 2004.
(6) Mr. Herndon and Mr. Tierney each purchased a boat from the Company at cost.

Stock Option and SAR Issuances

       The table below provides a summary of individual grants of stock options and SARs made during the last fiscal year to each of the named officers included in the Summary Compensation Table.

                                  OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR
--------------------------------------------------------------------------------------------------------------------
                                       Number of
                                       Shares of
                                      Common Stock      Percentage of
                                       Underlying       Total Options
     Name                               Options            Granted         Exercise Price        Expiration Date
--------------------------------------------------------------------------------------------------------------------
Carl Herndon, Sr.                       250,000             25%                $.15                  5/6/09
--------------------------------------------------------------------------------------------------------------------
Lawrence Tierney                        200,000             20%                $.14                  5/6/09
--------------------------------------------------------------------------------------------------------------------
Carl Herndon, Jr.                       100,000             10%                $.14                  5/6/09
--------------------------------------------------------------------------------------------------------------------

Option Exercises and Holdings

       The table below provides a summary of each exercise of stock options or SARs during the last fiscal year by each person named in the Summary Compensation Table and the unexercised options held as of the end of the fiscal year. The closing sale price of the Company's Common Stock on July 31, 2004, as reported by the OTCBB was $.14 per share. The value of unexercised in the money options is calculated by multiplying the difference between $.14 and the option exercise price by the number of shares of Common Stock underlying the options.

                          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                               OPTION/SAR VALUES
--------------------------------------------------------------------------------------------------------------------
                                                                             Number of
                                                                            Securities               Value Of
                                                                            Underlying             Unexercised
                                                                            Unexercised            In-The-Money
                                                                          Options/SARs at         Options/SARs at
                                                                          Fiscal Year-End         Fiscal Year-End
                                         Shares            Value                (#)                     ($)
                                      Acquired On        Realized          Exercisable/            Exercisable/
    Name                              Exercise (#)          ($)            Unexercisable           Unexercisable
--------------------------------------------------------------------------------------------------------------------
Carl Herndon                              ----             ----            850,000/0 (1)            -0-/-0-
--------------------------------------------------------------------------------------------------------------------
Lawrence Tierney                          ----             ----            450,000/0 (2)            -0-/-0-
--------------------------------------------------------------------------------------------------------------------
Carl Herndon, Jr.                         ----             ----            350,000/0 (3)            -0-/-0-
--------------------------------------------------------------------------------------------------------------------

(1) Mr. Herndon received options to purchase 600,000 shares of common stock during fiscal year 1999 exercisable at prices ranging from $.50 to $1.00. The exercise period of these options were extended to July 27, 2006 from November 10, 2003 during fiscal year 2001. During fiscal year 2004 Mr. Herndon received options to purchase 250,000 shares of common stock exercisable at $.15 per share through May 6, 2009.
(2) Options are exercisable at prices ranging from $.50 per share to $1.00 per share until July 27, 2006. 100,000 options are exercisable at $.10 per share until July 27, 2007. During fiscal year 2004 Mr. Tierney received options to purchase 200,000 shares of common stock exercisable at $.14 per share through May 6, 2009.
(3) Options are exercisable at prices ranging from $.50 per share to $1.00 per share until July 27, 2006. During fiscal year 2004 Mr. Herndon received options to purchase 100,000 shares of common stock exercisable at $.14 per share through May 6, 2009.

Compensation of Directors

         Members of the Company's Board of Directors have historically not received compensation for their service on the Board. However, independent members of the Company's Board of Directors will receive $500 per Board meeting and be reimbursed for their expenses in attending Board meetings.

Employment Agreements

         Carl Herndon, Sr., CEO. On July 27, 2001, the Company entered into a five-year employment agreement with Mr. Herndon with two one year renewal options. The agreement obligates Mr. Herndon to devote all his time to supervising, designing and manufacturing boats as president and chief executive officer of the Company. Mr. Herndon will earn an initial base salary of $175,000 per year. Such base salary shall automatically increase by five percent each year unless additional increases are authorized. Mr. Herndon's shall also receive, as additional compensation a bonus based on the Company's pre tax profit. The terms of the employment agreement included an extension of the term of Mr. Herndon's options to purchase 600,000 shares of common stock of the Company at prices between $.50 and $1.00 per share from November 10, 2003 to July 26, 2006. In addition, the vesting of such options was accelerated from vesting equally over the original five year term to immediate vesting. The employment agreement includes non-compete and confidentiality provisions.

         Lawrence Tierney, CFO. On July 27, 2001, the Company entered into a five-year employment agreement with Lawrence Tierney with two one-year renewal options. The agreement obligates Mr. Tierney to devote all his time to supervising the financial and administrative functions of the Company's as vice president and chief financial officer. Mr. Tierney will earn an initial base salary of $100,000 per year. Such base salary shall automatically increase by five percent each year unless additional increases are authorized. Mr. Tierney shall also receive, as additional compensation a bonus based on the Company's pre tax profit. The employment agreement also entitles Mr. Tierney to an aggregate of options to purchase 250,000 shares of common stock of the Company at prices between $.50 and $1.00 per share over a period of five years from July 27, 2001. The employment agreement includes non-compete and confidentiality provisions.

         Carl Herndon, Jr. Vice President Sales and Operations. On July 27, 2001, the Company entered into a five-year employment agreement with Carl Herndon, Jr. with two one-year renewal options. During July 2003 and through May 2004, Mr. Herndon was granted a leave of absence due for family medical reasons. Mr. Herndon resumed full time duties during May 2004. The agreement obligates Mr. Herndon to devote all his time to supervising the sale and operational functions of the Company's as vice president sale and operations. Mr. Herndon will earn an initial base salary of $100,000 per year. Such base salary shall automatically increase by five percent each year unless additional increases are authorized. Mr. Herndon shall also receive, as additional compensation a bonus based on the Company's pre tax profit. The employment agreement also entitles Mr. Herndon to an aggregate of options to purchase 250,000 shares of common stock of the Company at prices between $.50 and $1.00 per share exercisable over a period of five years commencing on July 27, 2001. The employment agreement includes non-compete and confidentiality provisions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the Company's common stock beneficially owned on September 30, 2004 by: (1) each shareholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding common stock, (2) each of the Company's executive officers and directors, and (3) all executive officers and directors as a group. Unless otherwise disclosed, the address for the shareholders below is 3391 S.W. 14th Avenue, Port Everglades, Florida 33316. On September 30, 2004 there were approximately 12,435,561 shares of common stock outstanding. This excludes: an aggregate of 2,356,200 shares of Common Stock issuable upon the exercise of options; 1,997,444 shares of Common Stock issuable upon conversion of 998,722 shares of Series C Preferred Stock; and 150,000 shares of Common Stock issuable upon the exercise of warrants granted to the holders of three short term notes.

                                       Number of Beneficially          Percentage of Outstanding
Name and Address                            Owned Shares               Shares Beneficially Owned
----------------                            ------------               -------------------------
Carl Herndon                                  6,346,036(1)                      47.8%

Lawrence Tierney                              1,266,218(2)                       9.8%

Carl Herndon, Jr.                               583,750(3)                       4.6%

Kerry Clemmons                                  300,000(4)                       2.4%

Officers and Directors as a Group             8,496,004                         59.7%
(4 persons)

----------------

(1) Includes (i) 600,000 shares of Common Stock issuable upon the exercise of options at exercise prices between $.50 and $1.00 per share expiring July 27, 2006 and (ii) 250,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $.15 per share expiring May 6, 2009.

(2) Includes (i) 250,000 shares of Common Stock issuable upon the exercise of options at exercise prices between $.50 and $1.00 per share expiring July 27, 2006 and (ii) 200,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $.14 per share expiring May 6, 2009.

(3) Includes (i) 250,000 shares of Common Stock issuable upon the exercise of options at exercise prices between $.50 and $1.00 per share expiring July 27, 2006 and (ii) 100,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $.14 per share expiring May 6, 2009.

(4) Includes 150,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $.14 per share expiring May 6, 2009.

ITEM 12. INTEREST OF MANAGEMENT AND OTHER CERTAIN TRANSACTIONS

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

         During November 2001 the Company negotiated a $250,000 revolving line of credit with a financial institution which expired November 2002 and was subsequently extended through December 2004 and increased to $500,000. The note on the line of credit bears interest at the financial institution index rate plus 2% (6.25% at July 31, 2004). The note is collateralized by all of the Company's assets and is personally guaranteed by Carl Herndon, president of the Company. In consideration for providing a personal guarantee on the renewed note, Mr. Herndon received 541,667 shares of common stock during fiscal year 2004. The Company believes the compensation paid to Mr. Herndon was on terms equal to, or better than, terms that could have been obtained from an independent third party.

         During February 2002 the Company negotiated a $150,000 revolving line of credit with a financial institution for the purchase of outboard engines. The note on the line of credit was subsequently extended through February 1, 2005 and increased to $200,000. The note is personally guaranteed by Carl Herndon, president of the Company. In consideration for providing a personal guarantee on the renewed note, Mr. Herndon received 216,667 shares of common stock during fiscal year 2004.

         On November 21, 2002 Triton International Holdings, Inc. sold a $350,000 Promissory Note issued by the Company in January 1998 to Carl Herndon and Lawrence Tierney. The Note was only sold to Messrs. Herndon and Tierney after the Company was unable to satisfy payment of the Note, despite seeking financing from unrelated third parties on the same or similar terms. Pursuant to the terms of the Note, Herndon and Tierney received an aggregate of 1,808,098 shares of the Company's common stock which would otherwise have been issued to Triton pursuant to the Note and 500,000 shares of the Company common stock held by Triton. In connection with the purchase of the Note, Herndon and Tierney extended the term of the Note through February 14, 2004 and subsequently agreed to extend to February 14, 2006. Herndon and Tierney received a total of 455,011 shares of the Company's stock for extending the note to February 14, 2006.

         Herndon and Tierney paid Triton $400,000 (the "Purchase Price") payable in the amount of $150,000 cash and a Secured Promissory Note in the principal amount of $250,000. The Secured Promissory Note is secured by a first mortgage on real estate owned by Mr. Herndon and leased to the Company.

         In consideration for delivery of the Purchase Price, Triton transferred and assigned to Herndon (1) all right, title and interest under the Security Agreement by and between the Company and Triton; (2) and all right, title and interest under the Management Agreement by and between the Company and Triton dated January 1999. Mr. Herndon has cancelled the Management Agreement and forgiven all outstanding fees and obligations due under the Management Agreement.

         During fiscal year ended July 31, 2004 Mr. Herndon and Mr. Tierney each purchased a boat from the Company at cost.

Item 13. Exhibits, List and Reports on Form 8-K

         (a) Exhibits.

Exhibit No.       Description
-----------       -----------
3.1               Articles of Incorporation (2)
3.2               Articles of Amendment (2)
3.3               Designation of Series C Preferred Stock (2)
10.1              Employment Agreement with Carl Herndon, Sr. dated July 27, 2001 (1)
10.2              Employment Agreement with Carl Herndon, Jr. dated July 27, 2001 (1)
10.3              Management Agreement with Triton Holdings International Corp. (2)
10.4              Secured Promissory Note with Triton Holdings International Corp. (2)
10.5              Lease Agreement with Herndon (1)
10.6              Employment Agreement with Lawrence Tierney dated July 27, 2001 (1)
14                Code of Ethics
21                Subsidiaries (1)
31.1              Rule 13a-14(a)/15d-4(a) Certification Principal Executive Officer
31.2              Rule 13a-14(a)/15d-4(a) Certification Principal Financial Officer
32.1              Section 1350 Certification Principal Executive Officer
32.2              Section 1350 Certification Principal Financial Officer

(1) Previously filed on Form 10-KSB for the Fiscal Year ended July 28, 2001.
(2) Previously filed on Form 10-SB Registration Statement.

         (b) Reports on Form 8-K.

             None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Auditors Fiscal Year ended July 26, 2003.

         Audit Fees: The aggregate fees, including expenses, billed by Spicer, Jeffries LLP for professional services rendered for the audit of the Company's consolidated financial statements during the fiscal year ending July 26, 2003 and for the review of the Company's financial information included in its quarterly reports on Form 10-QSB during the fiscal year ending July 26, 2003 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending July 26, 2003 was $18,000.

         Audit related Fees: The aggregate fees, including expenses, billed by Spicer, Jeffries LLP for assurance and related services reasonably related to the performance of the Company's audit or review of the Company's financial statements were $-0-.

         Tax Fees: The aggregate fees, including expenses, billed by Spicer, Jeffries LLP for tax compliance, tax advice and tax planning during year 2003 was $-0-.

         All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by Spicer, Jeffries LLP during year 2003 was $775

Fees to Auditors Fiscal Year ended July 31, 2004.

         Audit Fees: The aggregate fees, including expenses, billed by Spicer, Jeffries LLP for professional services rendered for the audit of the Company's consolidated financial statements during fiscal year ending July 31, 2004 and for the review of the Company's financial information included in its quarterly reports on Form 10-QSB during the fiscal year ending July 31, 2004 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending July 31, 2004 was $18,250.

         Audit related Fees: The aggregate fees, including expenses, billed by Spicer, Jeffries LLP for assurance and related services reasonably related to the performance of the Company's audit or review of the Company's financial statements during the year ended July 31, 2004 were $1,648.

         Tax Fees: The aggregate fees, including expenses, billed by Spicer, Jeffries LLP for tax compliance, tax advice and tax planning during year 2004 was $3,865.

         All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by Spicer, Jeffries LLP during year 2004 was $-0-.

         The Audit Committee has considered whether the provisions of the services covered above under the captions is compatible with maintaining the auditor's independence.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 26, 2004.

                                         JUPITER MARINE INTERNATIONAL
                                         HOLDINGS, INC.


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


Dated:  October 26, 2004                By: /s/ Carl Herndon, Sr.
                                           ----------------------
                                            Carl Herndon, Sr., Director,
                                            Chief Executive Officer and
                                            President



Dated:  October 26, 2004                By: /s/ Lawrence Tierney
                                            --------------------
                                            Lawrence Tierney,  Director,
                                            Chief Financial Officer and
                                            Secretary

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                            YEARS ENDED JULY 31, 2004
                                AND JULY 26, 2003

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES


                                TABLE OF CONTENTS
                                -----------------


                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm                     F-3

Consolidated Balance Sheets                                                 F-4

Consolidated Statements of Income                                           F-5

Consolidated Statements of Changes in Shareholders' Equity                  F-6

Consolidated Statements of Cash Flows                                       F-7

Notes to Consolidated Financial Statements                             F-8 - 20

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors
Jupiter Marine International Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Jupiter Marine International Holdings, Inc. and Subsidiaries as of July 31, 2004 and July 26, 2003, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jupiter Marine International Holdings, Inc. and Subsidiaries as of July 31, 2004 and July 26, 2003, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.



/s/ Spicer, Jeffries LLP


Greenwood Village, Colorado
September 24, 2004

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                         JULY 31, 2004 AND JULY 26, 2003


                                                                     2004           2003
                                                                     ----           ----
                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                      $   602,936    $   384,636
  Accounts receivable                                                 16,622        154,259
  Inventory (Notes 2 and 4)                                        1,133,681        887,785
  Prepaid expenses                                                    42,916         13,138
                                                                 -----------    -----------
         Total current assets                                      1,796,155      1,439,818

PROPERTY AND EQUIPMENT, net (Note 5)                                 903,671        784,040

OTHER ASSETS                                                          18,660         42,660
                                                                 -----------    -----------
                TOTAL ASSETS                                     $ 2,718,486    $ 2,266,518
                                                                 ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                               $   229,156    $   423,036
  Accrued expenses                                                   333,912        107,506
  Accrued interest (Note 10)                                           5,096        100,963
  Customer deposits                                                   28,002         31,729
  Warranty reserve                                                    89,586         96,140
  Capital lease obligation (Note 9)                                    3,687          4,369
  Notes payable (Note 6)                                             363,750        845,000
                                                                 -----------    -----------
         Total current liabilities                                 1,053,189      1,608,743
                                                                 -----------    -----------

LONG-TERM LIABILITIES:
  Capital lease obligation (Note 9)                                       --          3,687
  Accrued interest due to shareholders (Notes 6 and 10)              106,059             --
  Note payable to shareholders (Notes 6 and 10)                      350,000             --
                                                                 -----------    -----------
                                                                     456,059          3,687
                                                                 -----------    -----------
                TOTAL LIABILITIES                                  1,509,248      1,612,430
                                                                 -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 9)                                    --             --

SHAREHOLDERS' EQUITY (Note 7):
  Cumulative convertible preferred stock, $.001 par value,
    5,000,000 shares authorized, ($1,692,706 and $1,568,277
    liquidation preference):
  Series A: -0- and 315,000 shares issued and outstanding                 --            315
  Series B: -0- and 452,500 shares issued and outstanding                 --            453
  Series C: 998,722 and 925,003 shares issued and outstanding            999            925
  Common stock, $.001 par value, 50,000,000 shares authorized,
    11,825,563 and 8,309,718 shares issued and outstanding            11,826          8,310
  Additional paid-in capital                                       3,153,400      2,935,902
  Deficit                                                         (1,956,987)    (2,291,817)
                                                                 -----------    -----------
                TOTAL SHAREHOLDERS' EQUITY                         1,209,238        654,088
                                                                 -----------    -----------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 2,718,486    $ 2,266,518
                                                                 ===========    ===========



The accompanying notes are an integral part of these statements.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE YEARS ENDED JULY 31, 2004 AND JULY 26, 2003

                                                2004           2003
                                                ----           ----
NET SALES                                   $10,260,684    $ 9,304,192

COST OF SALES (exclusive of depreciation)     7,733,922      7,374,259
                                            -----------    -----------

        GROSS PROFIT                          2,526,762      1,929,933
                                            -----------    -----------

OPERATING EXPENSES:
  Selling and marketing                         352,035        277,560
  General and administrative                  1,303,483        882,583
  Depreciation and amortization                 255,506        317,630
                                            -----------    -----------
        Total operating expenses              1,911,024      1,477,773
                                            -----------    -----------

OTHER INCOME (EXPENSE)
  Interest expense                              (77,073)      (102,631)
  Other expense - loan guarantee               (146,601)       (65,000)
  Other income                                   16,485          2,311
                                            -----------    -----------
        Total other expense                    (207,189)      (165,320)
                                            -----------    -----------

NET INCOME BEFORE INCOME TAXES                  408,549        286,840

INCOME TAX EXPENSE (Note 8)                          --             --
                                            -----------    -----------

NET INCOME                                      408,549        286,840
  Dividends on preferred stock                  (73,719)      (127,746)
                                            -----------    -----------

NET INCOME APPLICABLE TO COMMON
SHAREHOLDERS                                $   334,830    $   159,094
                                            ===========    ===========
BASIC AND DILUTED NET INCOME (LOSS)
PER COMMON SHARE (Note 2):
  Basic                                     $      0.04    $      0.03
                                            ===========    ===========
  Diluted                                   $      0.03    $      0.03
                                            ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING
  Basic                                       9,020,364      5,893,835
                                            ===========    ===========
  Diluted                                    11,853,424      9,735,834
                                            ===========    ===========



The accompanying notes are an integral part of these statements.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED JULY 31, 2004 AND JULY 26, 2003


                                                                                                     Additional
                                               Preferred Stock               Common Stock              Paid In
                                           Shares       $.001 Par        Shares      $.001 Par         Capital         Deficit
                                           ------       ---------        ------      ---------         -------         -------
BALANCES, July 27, 2002                  1,568,277      $    1,568      4,340,170    $     4,341   $  2,418,366    $ (2,450,911)

Issuance of stock for services                  --              --         26,100             26            496              --

Conversion of Series C pfd stock            (3,520)             (3)         7,040              7             (4)             --

Issuance of common stock related
  to note payable (Note 10)                     --              --      1,808,098          1,808         34,354              --

Forgiveness of accrued management
  fee by shareholders (Note 10)                 --              --             --             --         78,333              --

Issuance of common stock in payment
  of accrued expenses (Note 10)                 --              --        978,310            978        162,889              --

Issuance of common stock related to
  stockholder's loan gurantee (Note 10)         --              --        650,000            650         64,350              --

Preferred stock dividend declared
  and issuable                             127,746             128             --             --        127,618        (127,746)

Exercise of stock options                       --              --        500,000            500         49,500              --

Net income                                      --              --             --             --             --         286,840
                                         ---------      ----------   ------------    -----------   ------------    ------------
BALANCES, July 26, 2003                  1,692,503           1,693      8,309,718          8,310      2,935,902      (2,291,817)

Issuance of common stock related to
  stockholder's loan guarantee and
  extension of note payable (Note 10)           --              --      1,213,345          1,213        145,388              --

Conversion of Series A and D
  preferred stock                         (767,500)           (768)     2,302,500          2,303         (1,535)             --

Preferred stock dividend declared
  and issuable                              73,719              74             --             --         73,645         (73,719)

Net income                                      --              --             --             --             --         408,549
                                         ---------      ----------   ------------    -----------   ------------    ------------
BALANCES, July 31, 2004                    998,722      $      999     11,825,563    $    11,826   $  3,153,400    $ (1,956,987)
                                         =========      ==========   ============    ===========   ============    ============



The accompanying notes are an integral part of these statements.

                   JUPITER MARINE INTERNATIONAL HOLDINGS INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED JULY 31, 2004 AND JULY 26, 2003

                                                                        2004         2003
                                                                        ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $ 408,549    $ 286,840
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                   255,506      317,630
       Gain on asset disposition                                        (4,500)
       Issuance of common shares to pay expenses                       146,601      101,684
       Amortization of debt issue costs                                     --        5,534
       Decrease (increase) in accounts receivable                      137,637     (118,499)
       (Increase) decrease in inventory                               (245,896)     128,705
       Increase in prepaid expenses                                    (29,778)     (10,929)
       Decrease in other assets                                         24,000           --
       Decrease in accounts payable                                   (193,880)    (114,670)
       Increase (decrease) in accrued expenses                         236,598      (68,476)
       Decrease in customer deposits                                    (3,727)    (174,626)
       Decrease in warranty reserve                                     (6,554)      (1,857)
                                                                     ---------    ---------
         Net cash provided by operating activities                     724,556      351,336
                                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of equipment                                  34,500           --
       Purchases of property and equipment                            (405,137)    (271,659)
                                                                     ---------    ---------
         Net cash used in investing activities                        (370,637)    (271,659)
                                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings from notes payable and long term debt                770,000      320,000
       Payments on notes payable and long term debt                   (905,619)    (204,113)
       Net proceeds from stock options exercised                            --       50,000
                                                                     ---------    ---------
         Net cash (used in) provided by financing activities          (135,619)     165,887
                                                                     ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              218,300      245,564

CASH AND CASH EQUIVALENTS, beginning of year                           384,636      139,072
                                                                     ---------    ---------

CASH AND CASH EQUIVALENTS, end of year                               $ 602,936    $ 384,636
                                                                     =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest                                        $  83,707    $  41,961
                                                                     =========    =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
       Purchase of equipment under capital lease                     $      --    $  14,200
                                                                     =========    =========
       Preferred stock dividends declared and payable in shares
         of Series B and C preferred stock                           $  73,719    $ 127,746
                                                                     =========    =========
       Common stock issued in payment of liabilities
         due to shareholders                                         $ 146,601    $ 163,867
                                                                     =========    =========
       Forgiveness of accounts payable due to shareholders
         as contribution to paid in capital                          $      --    $  78,333
                                                                     =========    =========


The accompanying notes are an integral part of these statements.

                   JUPITER MARINE INTERANTIONAL HOLDINGS INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

Jupiter Marine International Holdings, Inc. ("JMIH"), a Florida corporation, was incorporated May 19, 1998 to enter the boat manufacturing industry and on May 26, 1998, acquired Jupiter Marine International, Inc. ("JMI"), a Florida corporation engaged in manufacturing "Jupiter" brand outboard sport fishing boats. On February 17, 2000, JMIH purchased certain assets from Phoenix Marine International, Inc., through its newly formed wholly owned subsidiary, Phoenix Yacht Corporation ("PYC"), to manufacture "Phoenix" brand inboard sport boats. JMIH is a publicly owned company and its common shares are currently traded in the Over The Counter Bulletin Board under the symbol JMIH. The accompanying financial statements present the consolidated financial position and results of operations of JMIH, JMI and PYC, collectively referred to as the "Company". All material intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable
-------------------

The Company sells its boats and accessory products and services on credit terms widely used in its industry. It uses the allowance method to recognize bad debts

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

by providing an allowance for uncollectible accounts receivable and charging actual write offs to the allowance. As of July 31, 2004 and July 26, 2003, the Company does not have an allowance for uncollectible accounts as management believes all receivables are collectible.

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

Warranty Reserves
-----------------

The Company provides a limited warranty on all boat components for a period of twelve months from date of purchase. In addition, it provides a limited lifetime warranty on the fiberglass hull and related structures of each of its boats. The Company provides for anticipated warranty expenses through an allowance determined as a percentage of net sales based on actual historical experience. Increases to the reserve for allowances were $67,000 and $65,955 for the year ended July 31, 2004 and July 26, 2003, respectively. For these same periods, warranty expenses charged to the reserve were $58,939 and $74,256, respectively.

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

Advertising Costs
-----------------

The Company purchases print advertising in industry publications and participates with its authorized dealers on a co-op basis in such advertising to promote its brand name and line of boats. Such costs are charged to operations as incurred without regard to any expected future benefit. Advertising costs were approximately $95,000 and $53,000 for 2004 and 2003, respectively.

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

Stock-Based Compensation
------------------------

The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25).Under the intrinsic value method, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's Consolidated Statements of Income.

Pro forma information regarding option grants made to the Company's employees and directors is based on specified valuation techniques that produce estimated compensation charges. The value of each option grant is estimated on the date of grant using the Black-Sholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management's opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company's employee stock options. Also, see Note 7 herein for additional information.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table reflects the pro forma information regarding the Company's employee stock option grants for the year ended July 31, 2004. The Company did not make any stock option grants during the year ended July 26, 2003.

                                                                   July 31, 2004
                                                                   -------------

           Net income applicable to common shareholders               $ 334,830
           Less: Stock based employee compensation
                    expense determined under fair value method          (73,228)
                                                                      ---------

           Pro forma net income                                       $ 261,602
                                                                      =========
           Net loss per share - basic:
                     As reported                                      $    0.04
                                                                      =========

                     Pro forma                                        $    0.03
                                                                      =========
           Net loss per share - diluted:
                     As reported                                      $    0.04
                                                                      =========

                     Pro forma                                        $    0.03
                                                                      =========

Net Income (Loss) Per Share of Common Stock
-------------------------------------------

Net income (loss) per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share" requiring companies to report basic and diluted earnings per share. Basic net income per common share is computed using the weighted average number of common shares issued and outstanding during the period. Diluted net income per common share is computed using the weighted average number of common shares issued and outstanding plus any dilutive potential common shares outstanding during the period. The effects of dilutive potential shares outstanding during the years ended July 31, 2004 and July 26, 2003 are shown in the following table.

                                                         July 31,      July 26,
                                                           2004          2003
                                                           ----          ----

        Basic weighted average shares outstanding        9,020,364    5,893,835
          Effect of preferred stock conversion           1,997,444    3,841,999
          Effect of dilutive employee stock options        835,616           --
                                                        ----------  -----------
        Diluted weighted average shares outstanding     11,853,424    9,735,834
                                                        ==========  ===========

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

SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. Management has determined that the Company currently operates in only one business segment, sport fishing boat manufacturing. Therefore, the Company does not have any separate operating segment information to report other than the amounts reflected in its financial statements.

Reclassifications
-----------------

Certain reclassifications have been made to prior year balances in order to conform to the current year's presentation.

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

Recent Accounting Pronouncements
--------------------------------

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments previously classified as equity be classified as liabilities or, in some cases, as assets. The adoption of SFAS No. 150 had no impact on the Company's financial position, results of operations, or cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, as amended. This statement amends and clarifies financial accounting and reporting for derivative instruments and

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

for hedging activities under SFAS No. 133. In general, SFAS No. 149 was effective for the Company on a prospective basis for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after that date. The adoption of SFAS No. 149 had no impact on the Company's financial position, results of operations, or cash flows.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which it revised in December 2003 (collectively, "FIN 46"). FIN 46 requires the consolidation of certain variable interest entities, as defined. FIN 46 is effective for the Company as of December 31, 2003, as it relates to special-purpose entities, as defined, and in the first quarter 2004 for all other types of variable interest entities. The Company did not have investments in any variable interest entities, and therefore, the adoption of FIN 46 did not have an impact on the Company's 2003 financial statements and is not expected to have an impact on the 2004 financial position, results of operations, or cash flows.

In December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure," ("SFAS 148") was issued. SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The adoption of the disclosure requirements of this statement did not impact the Company's financial position, results of operations or cash flows.

In December 2002, the Emerging Issues Task Force issued a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for as separate units of accounting. The Company is currently evaluating the effects of adoption of EITF 00-21 on its service arrangements.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others," ("FIN 45"). FIN 45 requires the Company to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements effective for the year ending March 31, 2003 expand the disclosures required by a guarantor about its obligations under a guarantee. The adoption of the disclosure requirements of this statement did not impact the Company's financial position, results of operations or cash flows.

NOTE 3 - SIGNIFICANT CUSTOMER CONCENTRATIONS

During the years ended July 31, 2004 and July 26, 2003, the Company's sales to major customers were approximately 78% (five customers ) and 59% (four

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)
NOTE 3 - SIGNIFICANT CUSTOMER CONCENTRATIONS (continued)

customers) of its net sales, respectively. The Company's accounts receivable at each year end are substantially due from these customers.

NOTE 4 - INVENTORY

The Company's inventory consists of the following as of each year end indicated:

                                                   July 31, 2004  July 26, 2003
                                                   -------------  -------------
         Raw materials                               $  302,391     $ 298,418
         Work in process                                574,718       302,837
         Finished goods                                 256,572       286,530
                                                     ----------     ---------
                                                     $1,133,681     $ 887,785
                                                     ==========     =========
NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following for each year end indicated:

                                                July 31, 2004    July 26, 2003
                                                -------------    -------------
         Boat molds                              $  1,933,375     $ 1,678,134
         Leasehold improvements                       259,419         254,142
         Machinery and equipment                      225,813         178,409
         Office furniture and equipment                89,614          55,231
                                                 ------------     -----------
                                                    2,508,221       2,165,916
         Accumulated depreciation                  (1,604,550)     (1,381,876)
                                                 ------------     -----------
                                                 $    903,671     $   784,040
                                                 ============     ===========
NOTE 6-  NOTES PAYABLE AND LONG TERM DEBT

At each year end, the Company has the following notes payable and long term debt outstanding:
                                                    July 31, 2004  July 26, 2003
                                                    -------------  -------------
  Long term note payable to shareholders,
    interest at 10%, due in full February 14,
    2006, subordinated to bank
    line of credit, collateralized by
    substantially all of the Company's assets.        $  350,000(a)   350,000(a)
                                                      ==========
  Note payable to bank, revolving line of
    credit (unused portion of facility is
    $230,000 at July 31, 2004), interest payable
    monthly at bank's index rate plus 2%
    (6.25% at July 31, 2004), due December 31, 2004,
    collateralized by all of the Company's assets
    and personally guaranteed by its President.          270,000      370,000
  Notes payable to individuals, interest at 8%,
    due through June, 2005, in quarterly installments     93,750      125,000
                                                      ----------    ---------
        Current notes payable                         $  363,750    $ 845,000
                                                      ==========    =========

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 6-  NOTES PAYABLE AND LONG TERM DEBT (Continued)

         (a) During the year ended July 31, 2004, the due date of this note was extended until February 14, 2006. This note was purchased from it's the original lender during the year ended July 26, 2003, by two officers of the Company in a private transaction. See note 10 for additional disclosures regarding these transactions.

NOTE 7 -  SHAREHOLDERS' EQUITY

Preferred Stock
---------------

The Company has authorized 5,000,000 shares of convertible preferred stock and has previously issued 315,000 shares of Series A Preferred and 452,500 shares of Series B Preferred. During 2004, the total outstanding Series A and Series B preferred shares were automatically converted to 2,302,500 common shares on a 3 common shares for each preferred share basis. The Company has previously issued 998,722 and 925,003 shares of Series C preferred at July 31, 2004 and July 26, 2003, respectively. The features, rights and obligations of each series is described as follows.

         Series A. The company has authorized 500,000 shares of Series A convertible preferred stock. When and if declared by the Board of Directors, dividends accrue quarterly based on 10% per annum, are cumulative and are payable in shares of Series B preferred stock valued at $1.00 per share. Each Series A share is convertible into three shares of Common Stock of the Company at any time at the option of the holder. In addition, each share will automatically convert into three shares of Common Stock of the Company (a) five years from the date of issue, or (b) at such time as a registration statement registering the shares of the Company's common stock issuable upon such conversion of Series A preferred convertible is declared effective by the Securities and Exchange Commission. Each preferred share is entitled to votes equal to the number of shares of Common Stock into which the Series A preferred stock is convertible. The Company may redeem the Series A preferred stock at a price of $1.20 per share upon 120 days written notice to the holders thereof. In the event of liquidation, dissolution or winding up of the Company, Series A preferred stock has rights to the assets of the Company superior to those of Series B and C preferred stock and Common Stock equal to $1.00 per share.

         Series B. The Company has authorized 500,000 shares of Series B convertible prefrred stock. The features, rights and obligations of this series are identical to Series A preferred stock except that Series B preferred stock is subordinate to Series A.

         Series C. The Company has authorized 1,500,000 shares of Series C convertible preferred stock. The features, rights and obligations of this series are identical to Series A and Series B preferred stock, except that: (a) Series C preferred stock is subordinate to Series A and Series B preferred stock, (b) each share of Series C preferred stock is convertible into two shares of the Common Stock of the Company, and (c) dividends are payable at 8% per annum in additional shares of Series C preferred stock. During the year ended July 26, 2003, there were 3,520 shares of Series C preferred converted to 7,040 shares of common stock.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 7 -  SHAREHOLDERS' EQUITY (Continued)

During the years ended July 31, 2004 and July 26, 2003, the Board of Directors declared total annual dividends of $73,719 and $127,746, respectively, on the preferred stock series payable as described in the preceding paragraphs.

Common Stock
------------

During the years ended July 31, 2004 and July 26, 2003, the Company issued 2,302,500 and 7,040 common shares in connection with the conversions of preferred stock discussed above. It also issued 500,000 common shares during the year ended July 26, 2003 pursuant to the exercise of certain employee stock options discussed below. In connection with the payment of certain amounts due to officers and for the guarantee of a bank line of credit and extending the due date of a note payable to officers as discussed in Note 10, it issued 1,213,345 and 3,436,408 common shares during the year ended July 31, 2004 and July 26, 2003, respectively.

Stock Options and Warrants
--------------------------

The Company's Board of Directors grants options for the purchase of its common shares on a discretionary basis. The following table summarizes such grants and its outstanding options as of each year end indicated.

                                                           Exercise            Weighted          Weighted
                                          Non Qualified     Price              Average        Average Years
                                             Options        Range           Exercise Price    Remaining Life
                                             -------        -----           --------------    --------------
         Balances at July 27, 2002         2,081,200       $.10 to $1.00       $ 0.46             3.55
           Granted                                --                  --           --               --
           Exercised / Expired              (500,000)      $        0.10       $ 0.10             4.50
         Balances at July 26, 2003         1,581,200       $.48 to $1.00       $ 0.67             2.36
           Granted                         1,000,000       $        0.14       $ 0.14             4.78
           Exercised / Expired              (225,000)      $        0.48       $ 0.10               --
                                           ---------       -------------       ------             ----
         Balances at July 31, 2004         2,356,200       $.14 to $1.00       $ 0.46             2.98
                                           =========       =============       ======             ====

The Company's issuances of options and warrants for the purchase of its common shares are generally described below (as adjusted for stock splits). In May 2004, the Company awarded options for the purchase of 1,000,000 shares at a price of $.14 per share to various officers and key employees in recognition of their service to the Company. In July, 2002, it awarded options for the purchase of 500,000 shares at a price of $.10 per share to various officers and key employees in recognition of their service to the Company. The options granted July 2002 were exercised during fiscal 2003. In connection with a private placement of the Company's common stock in 1999, the Company issued 225,000 warrants to placement agents, each redeemable for one share of common stock at a price of $.48 for a period of five years. These placement agent warrants expired in fiscal 2004. In connection with a private placement of the Company's Series C preferred stock in 1999, the Company issued 256,200 warrants to placement agents, each redeemable for one share of common stock at a price of $.60 for a period of five years.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 7 -  SHAREHOLDERS' EQUITY (Continued)

Stock Options and Warrants (Continued)
-------------------------------------

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

Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock Based Compensation" as amended by SFAS 148, "Accounting for Stock Based Compensation - Transition and Disclosure", requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each option at the grant date by using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004: expected volatility 61%, risk-free interest rate of 1.25%, expected dividends of 0%, and expected life of 5 years. This option pricing model results in a weighted average fair value of approximately $.07 per share in 2004.

Under the accounting provisions of SFAS 123, the Company's net income and income per share would have been decreased for its year ended July 31, 2004 to the pro forma amounts indicated below. The Company did not grant any options or issue any warrants for the purchase of its common shares in the year ended July 26, 2003.

                                                                   July 31, 2004
                                                                   -------------
         Net income applicable to common shareholders                 $ 334,830
         Less: Stock based employee compensation
                  expense determined under fair value method            (73,228)
                                                                      ---------
         Pro forma net income                                         $ 261,602
                                                                      =========
         Net loss per share - basic:
                   As reported                                        $    0.04
                                                                      =========
                   Pro forma                                          $    0.03
                                                                      =========
         Net loss per share - diluted:
                   As reported                                        $    0.04
                                                                      =========
                   Pro forma                                          $    0.03
                                                                      =========

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 8 - INCOME TAXES

At July 31, 2004, the Company had an unused net operating loss carryforward of approximately $700,000 for income tax purposes, of which approximately $60,000 expires in 2012 and the remainder in the years 2018 through 2021. However, the ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. The net operating loss carryforwards may result in future income tax benefits of approximately $263,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. The valuation allowance for deferred tax assets decreased approximately $351,000 for 2004 as a portion of the net operating loss carryforward was utilized to offset current taxable income. During 2003, the valuation allowance decreased approximately $30,000. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of the Company's deferred tax assets and liabilities as of July 31, 2004 and July 26, 2003 are presented in the following table:

                                                           2004       2003
                                                           ----       ----
        Deferred tax liabilities:
          Depreciation                                 $ (43,000)   $ (28,000)
        Deferred tax assets:
          Net operating loss carryforwards               226,000      604,000
          Reserves for future costs and expenses          80,000       38,000
                                                       ---------     --------
        Net deferred tax asset                           263,000      614,000
        Valuation allowance for deferred tax assets     (263,000)    (614,000)
                                                       ---------     --------
                                                       $      --           --
                                                       =========     ========

The Company's actual effective tax rate for these years is reconciled to the expected statutory tax rate as follows:

                                                                2004      2003
                                                                ----      ----
        Expected Federal statutory tax (benefit) rate          34.00 %   34.00 %
        Expected state tax (benefit) rate, net of Federal tax   3.60 %    3.60 %
                                                              ------    ------
        Expected combined statutory tax rate                   37.60 %   37.60 %
        Utilization of net operating loss carryforward        (37.60)%  (37.60)%
                                                              ------    ------
        Effective income tax rate                               0.00 %    0.00 %
                                                              ======    ======

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under operating and capital leases expiring through July 2006. The manufacturing facility is owned by the Company's president. Future minimum lease payments under the non-cancelable leases as of July 31, 2004 are approximately as follows:

                                                                                            Principal Due On
                                                 Year Ended July,   Operating     Capital    Capital Leases
                                                 ----------------   ---------     -------    --------------
                                                       2005         $ 272,677     $ 3,900        $ 3,687
                                                       2006           216,340          --             --
                                                                    ---------     -------        -------
                                                                    $ 489,017       3,900        $ 3,687
                                                                    =========                    =======
                          Less amount representing interest                          (213)
                                                                                  -------
                    Present value of minimum lease payments                       $ 3,687
                                                                                  =======

Total rental expense for the years ended July 31, 2004 and July 26, 2003 was $299,261 and $299,772, respectively.

Beginning in 2002, the Company entered into employment agreements with three of its principal executives for their services through July 27, 2006. Under the terms of the agreements, the base salaries totalling $375,000 under these agreements are automatically increased 5% annually. In addition, the executives shall receive additional compensation of a combined 9% of the Company's net income before income taxes annually, are reimbursed annually for their vehicle expenses and may purchase one boat annually from the Company at its manufacturing cost. These agreements can be terminated by the Company or the executives without cause. They are renewable for two additional one-year periods.

The Company sells its boats to independent dealers who, occasionally, finance the purchase through floor plan financing arrangements with lenders. In connection with this floor plan financing with certain dealers, the Company guarantees directly to lenders that they will repurchase boats with unencumbered titles that are in unused condition if the dealer defaults on its obligation to repay the loan. Since its inception and through July 31, 2004, the Company has not been required to repurchase any boats; however, the Company is contingently liable for approximately $209,000 under terms of these agreements as of July 31, 2004.

There are cash deposits in a single bank exceeding the federally insured account balance limit of $100,000. The excess account balance could be subject to loss if the bank should cease to operate.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company leases its office and manufacturing facilities from its President. Under the terms of the lease agreements, the Company pays the agreed monthly rents, applicable sales taxes, property taxes and it insures and maintains the buildings. For the years ended July 31, 2004 and July 26, 2003, the Company's President was paid rents of approximately $299,261 and $299,772, respectively.

During 2004, in accordance with the terms of their employment agreements, two officers purchased boats from the Company for approximately $202,000 representing its manufacturing costs.

On November 21, 2002, the Company's President and its Chief Financial Officer ("buyers") entered into agreements with Triton International Holdings Corp. to acquire all rights, title and security interest in the Company's note payable to Triton (see Note 6), including accrued interest, the management agreement between the Company and Triton and 500,000 shares of its common stock held by Triton. The buyers agreed to pay a total consideration of $400,000 to acquire the note payable and management agreement and purchased the shares held by Triton for $10,000. At the date of the agreements, the note payable had a principal balance of $350,000 and accrued interest of $102,025. The buyers extended these amounts plus accrued interest since the date of their purchase to February 14, 2004. Pursuant to the terms of the note to which the buyers succeeded, additional consideration was due to the note holder as it was unpaid on its third anniversary. Under those terms, the Company was obligated to issue common shares at the rate of 4 shares for each dollar of the unpaid balance of the note (including accrued interest). Therefore, the buyers received 1,808,098 common shares in accordance with these terms. The fair value of these shares based on the shares purchased from Triton was $36,162. In addition, the Company owed Triton $78,333 under its management agreement. The buyers cancelled the Company's future commitment under the management agreement and forgave the amount due for past services as a contribution to paid in capital. On July 31, 2004, the Company issued 1,213,345 shares of common stock with a fair value of $146,601 to its President and Chief Financial Officer as payment for extending the due date of this note payable until February, 2006 and for personally guaranteeing the Company's bank line of credit.

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