Form 10QSB
period 2004-10-30
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2004-12-14
CIK 1063154

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarterly period ended October 30, 2004
                                                   ----------------

             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

 For the transition period from ..................to............................
 Commission file number ........................................................

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

         Yes [X]     No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 19, 2004:
12,804,391 shares of Common Stock and 998,722 Series C Preferred Shares.

         Transitional Small Business Disclosure Format (check one):

         Yes [ ]     No [X]

                              JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                                                                                Page
                                                                                                ----
Part I.  Financial Information                                                                    3
         ---------------------

Item 1.  Consolidated Financial Statements                                                        3

         Balance Sheets as of October 30, 2004 and July 31, 2004                                  3-4

         Statements of Operations for the three months ended October 30, 2004
         and November 1, 2003                                                                     5

         Statements of Cash Flows for the three months ended October 30,2004
         and November 1, 2003                                                                     6

         Notes to consolidated financial statements                                               7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                            8

Item 3.  Controls and Procedures                                                                  10

Part II. Other Information                                                                        11
         -----------------

Item 1.  Legal Proceedings                                                                        11

Item 2.  Changes in Securities and Use of Proceeds                                                11

Item 3.  Defaults Upon Senior Securities                                                          11

Item 4.  Submissions of Matters to a Vote of Security Holders                                     11

Item 5.  Other Information                                                                        11

Item 6.  Exhibits                                                                                 11

PART I.  FINANCIAL INFORMATION
------   ---------------------

Item 1.  Consolidated Financial Statements




                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                        October 30,     July 31,
                                                           2004           2004
                                                        -----------   ----------
                               Assets                   (unaudited)
                               ------
CURRENT ASSTS:
     Cash and cash equivalents                           $  505,334   $  602,936
     Accounts receivable, net                               120,607       16,622
     Inventory                                            1,202,362    1,133,681
     Prepaid expenses                                        51,051       42,916
                                                         ----------   ----------

         Total current assets                             1,879,354    1,796,155

PROPERTY AND EQUIPMENT:
     Boat molds                                           2,071,274    1,933,375
     Machinery and equipment                                237,424      225,813
     Leasehold improvements                                 266,419      259,419
     Office furniture and equipment                          89,614       89,614
                                                         ----------   ----------
                                                          2,664,731    2,508,221
     Less accumulated depreciation and amortization       1,678,587    1,604,550
                                                         ----------   ----------

     Property and equipment, net                            986,144      903,671
                                                         ----------   ----------

OTHER ASSETS                                                 18,660       18,660
                                                         ----------   ----------

        Total assets                                     $2,884,158   $2,718,486
                                                         ==========   ==========
















           See accompanying notes to consolidated financial statements

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                                                                October 30,      July 31,
                                                                                    2004           2004
                                                                                ------------   -----------
                                                                                (unaudited)
                      Liabilities and Stockholder's Equity
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                            $   293,857    $   229,156
    Accrued expenses                                                                257,851        333,912
    Accrued interest                                                                  5,096          5,096
    Customer deposits                                                                68,002         28,002
    Warranty reserve                                                                 89,211         89,586

    Capital lease obligation                                                          2,499          3,687
    Notes payable                                                                   242,500        363,750
                                                                                -----------    -----------
       Total current liabilities                                                    959,016      1,053,189

LONG-TERM LIABILITIES:
    Accrued interest due to shareholders                                            120,803        106,059
    Note payable to shareholders                                                    350,000        350,000
                                                                                -----------    -----------
                                                                                    470,803        456,059
                                                                                -----------    -----------

       TOTAL LIABILITIES                                                          1,429,819      1,509,248
                                                                                -----------    -----------

SHAREHOLDER'S EQUITY:
    Convertible preferred stock, $.001 par value, 5,000,000 shares authorized
    ($993,722 and $998,722 liquidation preference)
      Series C: 993,722 and 998,722 shares issued and outstanding                       994            999
    Common stock, $.001 par value, 50,000,000 shares authorized,
      12,295,563 and 11,825,563 issued and outstanding                               12,296         11,826
    Additional paid-in capital                                                    3,235,764      3,153,400
    Deficit                                                                      (1,794,715)    (1,956,987)
                                                                                -----------    -----------
       TOTAL SHAREHOLDER'S EQUITY                                                 1,454,339      1,209,238
                                                                                -----------    -----------
       TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                               $ 2,884,158    $ 2,718,486
                                                                                ===========    ===========













           See accompanying notes to consolidated financial statements

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                                   (unaudited)

                                                      October 30,      November 1,
                                                          2004            2003
                                                      ------------    ------------
NET SALES                                             $  2,756,530    $  2,184,953

COST OF SALES                                            2,061,393       1,628,747
                                                      ------------    ------------

   GROSS PROFIT                                            695,137         556,206
                                                      ------------    ------------

OPERATING EXPENSES:
 Selling and marketing                                      94,403          77,668
 General and administrative                                335,374         248,046
 Depreciation and amortization                              74,037          58,831
                                                      ------------    ------------

    Total operating expenses                               503,814         384,545
                                                      ------------    ------------

OTHER INCOME (EXPENSE):
 Interest expense                                          (16,910)        (20,677)
 Other income (expense)                                      6,288           3,695
                                                      ------------    ------------

      Total other income (expense)                         (10,622)        (16,982)

NET INCOME BEFORE INCOME TAXES                             180,701         154,679
INCOME TAX EXPENSE                                              --              --

NET INCOME                                                 180,701         154,679

 Dividends on preferred stock                              (18,429)        (27,111)

NET INCOME APPLICABLE TO
COMMON SHAREHOLDERS                                   $    162,272    $    127,568
                                                      ============    ============

Basic and diluted net income per
   common share
       Basic                                          $       0.01    $       0.02
                                                      ============    ============
       Diluted                                        $       0.01    $       0.01
                                                      ============    ============
Weighted average number of shares
  of common stock outstanding
      Basic                                             12,280,068       8,309,718
      Diluted                                           15,147,512      12,151,717













                 See accompanying notes to financial statements

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                   (unaudited)

                                                               October 30,   November 1,
                                                                  2004          2003
                                                               -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                       $ 180,701    $ 154,679
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                                   74,037       58,831
    Gain on disposition of assets                                       --       (4,500)
    Issuance of common shares to pay expenses                       64,400
    Decrease (increase) in:
        Accounts receivable                                       (103,985)     121,418
        Inventory                                                  (68,681)    (454,366)
        Prepaid expenses                                            (8,135)     (31,128)
        Other assets                                                    --           --
    Increase (decrease) in:
        Accounts payable                                            64,701     (101,449)
        Accrued expenses                                           (76,061)      60,088
        Customer deposits                                           40,000       76,195
        Warranty reserve                                              (375)      (2,026)
        Accrued interest payable                                    14,744        1,515
                                                                 ---------    ---------

          Net cash provided by (used in)
            operating activities                                   181,346     (120,743)
                                                                 ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property and equipment                        (156,510)     (18,777)
        Proceeds from sale of property                                  --       34,500
                                                                 ---------    ---------

          Net cash (used in) provided by
            investing activities                                  (156,510)      15,723

CASH FLOWS FROM FINANCING ACTIVITIES:
        Payment of debt                                           (121,250)     (20,000)
        Payments on capital lease obligations                       (1,188)        (260)
                                                                 ---------    ---------

          Net cash used in financing activities                   (122,438)     (20,260)
                                                                 ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (97,602)    (125,280)

CASH AND CASH EQUIVALENTS - Beginning of the period                602,936      384,636
                                                                 ---------    ---------

CASH AND CASH EQUIVALENTS- End of the period                     $ 505,334    $ 259,356
                                                                 =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest                                   $   1,875    $  19,162
                                                                 =========    =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES:
        Preferred stock dividends declared and
           payable in shares of Series B and
           Series C preferred stock                              $  18,429    $  27,111
                                                                 =========    =========



           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)


Note 1. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended October 30, 2004, are not necessarily indicative of the results that may be expected for the year ending July 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 2004.

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

Net Sales

         The Company's net sales were $2,756,530 for the quarter ended October 31, 2004 an increase of $571,577 (or 26.2%) as compared to $2,184953 for the quarter ended November 1, 2004. Demand for our products continues to remain very strong. At October 30, 2004 17 boats were available for sale at dealer locations, compared to 14 boats in dealer inventory at November 1, 2003. Order backlog has increased to approximately six months at October 30, 2004 from approximately four months at the same time last year.

Cost of Sales and Gross Profit

         Cost of sales for the quarter ended October 30, 2004 was $2,061,393 resulting in $695,137 of gross profit or 25.2% of net sales. For the quarter ended November 1, 2003 cost of sales was $1,628,747 and gross profit was $556,206 or 25.5% of net sales. Gross profit remained stable as a percentage of sales despite increasing costs of raw materials such as the petroleum-based resin used in the manufacturing of the Company's boats. The costs were offset by improved manufacturing efficiencies and better utilization of overhead.

Selling, General and Administrative Expenses

         Selling and marketing expenses were $94,403, or 3.4% of net sales, for the quarter ended October 30, 2004 as compared to $77,668 or 3.6% of net sales for the same quarter of last year. This increase is atributitable to more travel to boat shows and dealer locations in an effort to support sales.

         General and administrative expenses were $335,374 or 12.2% of net sale for the quarter ended October 30, 2004 compared to $248,046 or 11.4% of net sale for the same quarter of last year. The Company issued an aggregate of 460,000 shares of common stock to three consultants for business consulting and investor relations services. These shares were valued at a fair market value of $64,400 and were recorded as consulting fees during the quarter ended October 30, 2004. The remaining cost increases are attributable to normal increases, such as, but not limited to salaries and medical insurance premiums. No new employees were added during this quarter.

         Depreciation and amortization expense increased by $15,206 to $74,037 for the quarter ended October 30, 2004 resulting from new additions, primarily boat molds.

         Interest expense decreased by $3,767 to $16,910 for the quarter ended October 30, 2004 primarily due to lower borrowing under the revolving line of credit.

Liquidity and Capital Resources

         At October 30, 2004, the Company had cash and cash equivalents of $505,334 compared to $602,936 as of July 31, 2004. The Company anticipates that cash generated from operations should be sufficient to satisfy the Company's contemplated cash requirements for at least the next twelve months.

         Net cash provided by operating activities was $181,346 for the three months ended October 30, 2004. During the three months ended November 1, 2003 the Company used $120,743 in operating activities.

         Accounts receivable increased by $103,985 as boats financed by third party lenders and shipped near the end of the fiscal quarter covered by this report were not paid until the beginning of November 2004 (subsequent fiscal quarter). Inventories increased by $68,681 during the three months ending

October 30, 2004 resulting primarily from increased outboard engine inventory and higher work in process to support the sales growth. Accounts payable increased by $64,701 due to the timing of when invoices became due.

         At October 31, 2004 accrued expenses were approximately $76,000 lower than at July 31, 2004. The decrease in accrued expenses were primarily a result of the Company paying approximately $43,000 of accrued rent (payable to the Company's chief executive officer) and approximately $28,000 of accrued salaries to the Company's chief executive officer and chief financial officer.

         Customer deposits increased by $40,000 during the three months ended October 30, 2004 as dealers placed deposits to secure future orders. Management believes that the increase in deposits directly reflects the increasing demands for Jupiter boats.

         The Company spent $156,510 on the construction of new molds during the three months ended October 30, 2004.

         The number and level of employees at October 30, 2004 should be adequate to fulfill the production schedule.

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

PART II  OTHER INFORMATION
-------  -----------------

Item 1.  Legal Proceedings

         None.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

         In August 2004 the Company issued 210,000 shares of its common stock to the Equity Group, Inc. in consideration for financial public relations and investor relations services. The agreement with the Equity Group commenced on July 1, 2004 and continues until June 30, 2005. The shares issued to the Equity Group were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act. The shares contain the appropriate legend restricting their transfer absent registration or exemption. The Equity Group received current information concerning the Company at the time of the share issuance and had the opportunity to ask questions concerning the Company.

         In August 2004 the Company issued 200,000 shares to Roland Perry in consideration of investor relations services. The term of the agreement with Mr. Perry is for a period of twelve months. The shares issued to Mr. Perry were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act. The shares contain the appropriate legend restricting their transfer absent registration or exemption. Mr. Perry received current information concerning the Company at the time of the share issuance and had the opportunity to ask questions concerning the Company.

         In August 2004 the Company also issued 50,000 shares of its common stock to Mark Alba in consideration for financial consulting services. The agreement is for a period of twelve months. The shares issued to Mr. Alba were issued pursuant to the exemption from registration under Regulation D, Rule 506 of the Securities Act. The shares contain the appropriate legend restricting their transfer absent registration or exemption. Mr. Alba received current information concerning the Company at the time of the share issuance and had the opportunity to ask questions concerning the Company.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits Exhibits required by Item 601 of Requlation S-B

         31.1     Rule 13a-14(a)/15d-4(a) Certification of Principal
                  Executive Officer
         31.2     Rule 13a-14(a)/15d-4(a) Certification of Principal Financial
                  Officer
         32.1     Section 1350 Certification of Principal Executive Officer
         32.2     Section 1350 Certification of Principal Financial Officer

                                   SIGNATURES

         In accordance with the requirements of the` Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              JUPITER MARINE INTERNATIONAL HOLDINGS, INC.


Date: December 13, 2004       By:/s/Carl Herndon
                                 -----------------------------------------------
                                 Carl Herndon, Director, Chief Executive Officer (Principal Executive Officer) and President

Date: December 13, 2004       By:/s/Lawrence Tierney
                                 -----------------------------------------------
                                 Lawrence Tierney, Director and Chief
                                 Financial Officer (Principal Financial Officer)