Form 10QSB
period 2005-01-29
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2005-03-15
CIK 1063154

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

(X)         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarterly period ended January 29, 2005
                                                   ----------------

( )         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from .................to.................

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

         Yes  [X]  No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 11, 2005:
13,423,515 shares of Common Stock and 761,808 Series C Preferred Shares.

         Transitional Small Business Disclosure Format (check one):

         Yes  [ ]  No  [X]

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.


Part I.  Financial Information
------   ---------------------

Item 1.  Consolidated Financial Statements

         Balance Sheets as of January 29, 2005 and July 31, 2004

         Statements of Operations for the three months and six months ended January 29, 2005 and January 31, 2004

         Statements of Cash Flows for the six months ended January 29, 2005 and January 31, 2004

         Notes to consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

Part II. Other Information
-------- -----------------

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submissions of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

PART I   FINANCIAL INFORMATION
------   ---------------------

Item 1.  Consolidated Financial Statements



                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                               January 29,        July 31,
                                                                                  2005              2004
                                                                             ---------------   ---------------
                               ASSETS                                          (unaudited)        (audited)
                               ------

CURRENT ASSETS:
     Cash and cash equivalents                                               $       470,636   $       602,936
     Accounts receivable                                                              25,503            16,622
     Inventory                                                                     1,594,560         1,133,681
     Prepaid expenses                                                                 60,239            42,916
                                                                             ---------------   ---------------

         Total current assets                                                      2,150,938         1,796,155


PROPERTY AND EQUIPMENT:
     Boat molds                                                                    2,263,375         1,933,375
     Machinery and equipment                                                         249,767           225,813
     Leasehold improvements                                                          303,919           259,419
     Office furniture and equipment                                                   94,686            89,614
                                                                             ---------------   ---------------
                                                                                   2,911,747         2,508,221
     Less accumulated depreciation and amortization                                1,748,974         1,604,550
                                                                             ---------------   ---------------

     Property and equipment, net                                                   1,162,773           903,671
                                                                             ---------------   ---------------

OTHER ASSETS                                                                          19,160            18,660
                                                                             ---------------   ---------------


       TOTAL ASSETS                                                          $     3,332,871   $     2,718,486
                                                                             ===============   ===============

















          See accompanying notes to consolidated financial statements

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                               January 29,        July 31,
                                                                                  2005              2004
                                                                             ---------------   ---------------
                 LIABILITIES AND SHAREHOLDERS' EQUITY                          (unaudited)        (audited)
                 ------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                        $       441,202   $       229,156
     Accrued expenses                                                                220,236           333,912
     Accrued interest                                                                      -             5,096
     Customer deposits                                                               133,002            28,002
     Warranty reserve                                                                 80,140            89,586
     Capital lease obligation                                                          1,270             3,687
     Notes payable                                                                   291,250           363,750
                                                                             ---------------   ---------------
        Total current liabilities                                                  1,167,100         1,053,189

LONG-TERM LIABILITIES:
     Accrued interest due to shareholders                                            114,215           106,059
     Notes payable to shareholders                                                   350,000           350,000
                                                                             ---------------   ---------------
                                                                                     464,215           456,059

        TOTAL LIABILITIES                                                          1,631,315         1,509,248
                                                                             ---------------   ---------------

SHAREHOLDER'S EQUITY:
     Convertible preferred stock, $.001 par value, 5,000,000
     shares authorized ($1,692,503 liquidation preference)
     Series C; 761,808 and 998,722 shares issued and outstanding                         762               999
     Common stock, $.001 par value, 50,000,000 shares authorized,
     13,423,515 and 11,825,563 issued and outstanding                                 13,424            11,826
     Additional paid-in capital                                                    3,377,438         3,153,400
     Deficit                                                                      (1,690,068)       (1,956,987)
                                                                             ---------------   ---------------
        TOTAL SHAREHOLDER'S EQUITY                                                 1,701,556         1,209,238

                                                                             ---------------   ---------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $     3,332,871   $     2,718,486
                                                                             ===============   ===============
















           See accompanying notes to consolidated financial statements

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    Three Months Ended                   Six Months Ended
                                              January 29,      January 31,        January 29,       January 31,
                                                  2005             2004               2005              2004
                                             -------------   ---------------     -------------     ------------
NET SALES                                    $   2,614,651   $     2,270,262     $   5,371,181     $  4,455,215

COST OF SALES (exclusive of depreciation)        1,900,546         1,705,754         3,961,939        3,334,502
                                             -------------   ---------------     -------------     ------------

   GROSS PROFIT                                    714,105           564,508         1,409,242        1,120,713
                                             -------------   ---------------     -------------     ------------

OPERATING EXPENSES:
 Selling and marketing                              85,603            96,713           180,006          174,381
 General and administrative                        341,137           291,746           676,511          539,790
 Depreciation and amortization                      70,387            59,769           144,424          118,600
                                             -------------   ---------------     -------------     ------------

    Total operating expenses                       497,127           448,228         1,000,941          832,771
                                             -------------   ---------------     -------------     ------------

OTHER INCOME (EXPENSE):
 Interest expense                                  (16,439)          (18,958)          (33,348)         (39,635)
 Other expense - loan guarantee                    (91,000)                            (91,000)
 Other income                                        4,787               564            11,074            4,259
                                             -------------   ---------------     -------------     ------------

      Total other income (expense)                (102,652)          (18,394)         (113,274)         (35,376)

NET INCOME BEFORE INCOME TAXES                     114,326            97,886           295,027          252,566

INCOME TAX EXPENSE                                       -                 -                 -                -
                                             -------------   ---------------     -------------     ------------

NET INCOME                                         114,326            97,886           295,027          252,566

 Dividends on preferred stock                       (9,679)          (27,111)          (28,108)         (54,222)


NET INCOME APPLICABLE TO COMMON
SHAREHOLDERS                                 $     104,647   $        70,775     $     266,919     $    198,344
                                             =============   ===============     =============     ============

Basic and diluted net income per
   common share
       Basic                                 $        0.01   $          0.01     $        0.02     $       0.02
                                             =============   ===============     =============     ============
       Diluted                               $        0.01   $          0.01     $        0.02     $       0.02
                                             =============   ===============     =============     ============

Weighted average number of shares
  of common stock outstanding
      Basic                                     12,830,490         8,309,718        12,552,340        8,309,718
      Diluted                                   15,354,106        12,151,717        15,075,956       12,151,717










           See accompanying notes to consolidated financial statements

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                   (UNAUDITED)

                                                                   January 29,     January 31
                                                                      2005            2004
                                                                  ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                        $   266,919    $     252,566
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                                     144,424          118,600
    Gain on asset disposition                                                           (4,500)
    Issuance of common shares to pay expenses                         225,399
    Decrease (increase) in:
       Accounts receivable                                             (8,881)         (12,779)
       Inventory                                                     (460,879)        (392,204)
       Prepaid expenses                                               (17,323)         (35,327)
       Other assets                                                      (500)          24,000
    Increase (decrease) in:
       Accounts payable                                               212,046         (131,341)
       Accrued expenses                                              (113,676)          67,888
       Customer deposits                                              105,000           22,795
       Warranty reserve                                                (9,446)          (2,199)
       Accrued interest payable                                         3,060           13,038
                                                                  -----------    -------------

         Net cash provided by (used in) operating activities          346,143          (79,463)
                                                                  -----------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of property                                                   34,500
       Purchase of property and equipment                            (403,526)         (41,840)
                                                                  -----------    -------------

         Net provided by cash (used in) investing activities         (403,526)          (7,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on notes payable                                      (62,500)
       Net payments from line of credit                               (10,000)
       Net borrowings from line of credit                                               60,000
       Payments on capital lease obligations                           (2,417)          (2,112)
                                                                  -----------    -------------

         Net cash used in financing activities                        (74,917)          57,888
                                                                  -----------    -------------

NET DECREASE IN CASH                                                 (132,300)         (28,915)

CASH - Beginning of the period                                        602,936          384,636
                                                                  -----------    -------------

CASH - End of the period                                          $   470,636    $     355,721
                                                                  ===========    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest                                     $    23,125    $      39,635
                                                                  ===========    =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES:
       Preferred stock dividends declared and payable in
          shares of Series B and Series C preferred stock         $     9,679    $      27,111
                                                                  ===========    =============

           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)


Note 1. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six months ended January 29, 2005, are not necessarily indicative of the results that may be expected for the year ending July 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 2004.

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

         The Company designs, manufactures and markets a diverse mix of high quality sportfishing boats under the Jupiter brand name. The product line, all powered with outboard engines, currently consists of six models:

         38' Forward Seating Center Console (introduced February 2005) 31' Open Center Console
         31' Cuddy Cabin
         31' Forward Seating Center Console
         27' Open Center Console
         27' Forward Seating Center Console

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

         The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements; that these forward-looking statements are necessarily speculative; and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

Net Sales

         The Company's net sales were $2,614,651 for the three months ended January 29, 2005 an increase of $344,389 (or 15.2%) as compared to $2,270,262 for the same quarter of last year. For the six months ended January 29, 2005, the Company's net sales were $5,371,181, an increase of $915,966 (or 20.6%) as compared to $4,455,215 for the same six month period of last year. Demand for our products continues to remain very strong. At January 29, 2005, only 13 boats were available for sale at dealer locations (an average of less than one boat per dealer), compared to 14 boats in dealer inventory at the same time last year. Our order backlog has remained steady at about six months.

Cost of Sales and Gross Profit

         Cost of sales for the three months ended January 29, 2005, was $1,900,546 resulting in $714,105 of gross profit or 27.3% of net sales. For the same quarter of last year cost of sales was $1,705,754 and gross margin was $564,508 or 24.9% of net sales. Cost of sales for the six months ended January 29, 2005 was $3,961,939 and gross profit was $1,409,242 or 26.2% of net sales.
For the six months ended January 31, 2004, cost of sales was $3,334,502 and gross profit was $1,120,713 or 25.2% of net sales. The percentage increase in cost of sales was primarily due to an increased cost of raw materials, such as petroleum-based resin. We were able to partially offset the increased cost of raw materials by improved manufacturing efficiencies and better utilization of overhead.

Selling, General and Administrative Expenses

         Selling and marketing expenses were $85,603, or 3.3% of net sales for the three months ended January 29, 2005 as compared to $96,713 or 4.3% of net sales for the same quarter of last year. For the six months ended January 29, 2005 selling and marketing expenses were $180,006, or 3.4% of net sales as compared to $174,381, or 3.9% of net sales for the same six months of last year. Expenditures for media advertising during the second quarter of approximately $18,000 equaled what was incurred during the same quarter of last year. For the six months ended January 29, 2005 media advertising expenditures is approximately $8,000 less than what was spent in the first half of last year. Brochure printing costs were reduced by approximately $16,500 for the three and six months ended January 29, 2005. This year our dealers displayed our products in one less boat show, decreasing boat show co-op expenses by approximately $9,000 during the three and six months ended January 29, 2005. Offsetting these reductions for the six months ended January 29, 2005, were increased salaries of approximately $16,000 and additional travel and related expenses of approximately $24,000.

         General and administrative expenses were $341,137, or 13.0 % of net sales for the three months ended January 29, 2005 compared to $291,746, or 12.9% of net sales for the same quarter of last year. For the six months ended January 29, 2005, general and administrative expenses increased by $136,721 to $676,511, or 12.6% of net sales as compared to $539,790, or 12.1% of net sales for the same six months of last year. Salaries and employee benefit costs increased by $10,281 during the quarter ended January 29, 2005 compared to the same quarter of last year. For the six months ended January 29, 2005, salaries and payroll expenses were up $25,850 as compared to the same six month period of last year. These increases are attributable to normal salary increases and, to some degree, a reduction in service fees paid for processing payroll and lower workers compensation expense. During August of 2004 the company engaged the services of two investor relations firms. Previously the Company did all investor relations in house. Fees to these firms were approximately $13,000 and $25,000 for the three and six months ended January 29, 2005. The company renewed and to some extent increased its insurance coverage during the quarter ended January 29, 2005 at an increased cost of approximately $9,000 during the quarter ended January 29, 2005.

         During the three months ended January 29, 2005 the Company issued its chief executive officer an aggregate of 454,773 shares its common stock in consideration of its chief executive officer providing personnel guarantees for the Company. Such guarantees were required to secure lines of credit up to $700,000. This transaction was recorded as an Other Expense - Loan Guarantee at $91,000.

         Depreciation and amortization expense increased by $10,618 for the three months ended January 29, 2005 and by $25,824 for the year to date as a result of new tooling acquired.

Liquidity and Capital Resources

         Cash and cash equivalents at January 29, 2005 were $470,636 as compared to $602,936 at July 31, 2004. Working capital at January 29, 2005 was $983,838 compared to $742,966 at July 31, 2004. The company anticipates that cash generated from operations should be sufficient to satisfy its contemplated cash requirements for at least the next twelve months.

         Net cash provided by operating activities for the six months ended January 29, 2005 was $346,143. During the six months ended January 31, 2004 the Company used $79,463 of cash.

         Inventories increased by $460,879 at January 29, 2005 compared to July 31, 2004 primarily from increased outboard engine inventory and higher work in process to support the sales growth.

         Accounts payable increased by $212,046 at January 29, 2005 compared to July 31, 2004 because of the increase in inventory. Vendor accounts have remained within terms.

         Approximately $403,000 of equipment was purchased during the six months ended January 29, 2005 consisting of new molds ($273,000), machinery and equipment ($67,000), leasehold improvements ($47,000) and office equipment ($16,000). The Company anticipates a similar rate of capital expenditures during the remainder of this fiscal year.

         During the three months ended January 29, 2005, the Company negotiated an extension of its $500,000 line of credit with a financial institution, originally due December 31, 2004, to December 31, 2005 and negotiated an extension of an additional $200,000 line of credit with a financial institution to November 2005. The Company issued its chief executive officer an aggregate of 454,773 shares its common stock in consideration of its chief executive officer providing personnel guarantees for the Company which were required to secure the lines of credit.

         During the three months ended January 29, 2005, the Company issued an aggregate of 209,351 shares of its common stock, in lieu of cash, to its chief executive officer and chief financial officer as payment of bonuses earned pursuant to their respective employment contracts during fiscal year ended July 31, 2004. Such bonuses had been accrued at July 31, 2004. The bonuses payable to the Company's chief executive officer was $27,927 and the bonus payable to the Company's chief financial officer was $13,963.

         During December 2004 the Company entered into a Commercial Lease and Purchase Option with a third party for the lease and potential purchase of an additional operating facility in an effort to expand its manufacturing and production capacity. The facility will provide the Company with approximately 50,000 square feet of additional manufacturing and production space. Under the agreement the company has agreed to lease certain property and facilities in Florida for a term of one year at $14,500 per month. The lease shall commence on the earlier of the date the: (1) facilities are determined to meet all applicable environmental and building code requirements (" Code Requirements") or (2) Company takes possession of the facilities. The Company has agreed to contribute one-third of the funds necessary to satisfy Code Requirements, which are anticipated to be approximately $300,000. During the term of the lease the Company has a right and option to purchase the facility. If the Company exercises such option, all funds contributed by the Company to satisfy Code Requirements will be deducted from the purchase price.

         In conjunction with opening the above mentioned additional facility, the Company will require certain employees to relocate. As an incentive for relocating and remaining with the Company certain non-executive employees were granted options to purchase, at
$.30 per share, an aggregate of 1,000,000 shares of common stock of the Company pursuant to the Company's 2004 Management and Director Equity Incentive Compensation Plan. The trading price of the company's Common Stock, as reported on the Over the Counter Bulletin Board, on January 13, 2005 was $.30.

         The Company's shares of Series C Convertible Preferred Stock automatically convert into two shares of common stock of the Company five years from date of issue. During the quarter ended January 29, 2005, 231,914 shares of Series C Convertible Preferred Stock were converted into 463,828 shares of Common Stock.

           The number and level of employees at January 29, 2005 should be adequate to fulfill the production schedule.

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

PART II  OTHER INFORMATION
-------  -----------------

Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         The information required under this item has been previously included in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         On November 19, 2004, the Board of Directors of the Company and a majority of the Company's stockholders approved by written consent the following proposals:

         1. To elect Carl Herndon, Sr., Lawrence Tierney and Kerry Clemmons to the Company's Board of Directors to hold office until the Company's annual meeting of stockholders to be held in 2005;

         2. To ratify the appointment of Spicer Jeffries LLP, as independent auditors of the Company for the fiscal year ending July 31, 2005; and

         3. To increase the number of shares of common stock available under the 2004 Management and Director Equity Incentive and Compensation Plan to 5,300,000 shares.

         The proposals were unanimously approved by the Company's Board of Directors. Shareholders beneficially owning an aggregate of 6,671,002 shares of common stock of the Company, representing approximately 52.1% of the voting power of the Company, gave their written consent to the proposals. The actions were taken in lieu of an annual meeting and the proposals were mailed to shareholders of record as of November 19, 2004 under an Information Statement filed with the Securities and Exchange Commission. The Information Statement was sent in lieu of an annual meeting.

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

                                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.


Date: March 11, 2005               By: /s/ Carl Herndon
                                       --------------------------------------
                                       Carl Herndon, Chief Executive Officer
                                       (Principal Executive Officer)


Date: March 11, 2005               By: /s/ Lawrence Tierney
                                       --------------------------------------
                                       Lawrence Tierney, Chief
                                       Financial Officer (Principal Financial
                                       Officer)