Form 10QSB
period 2005-04-30
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2005-06-08
CIK 1063154

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2005
                                                 --------------

( )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ................to..................

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

         Yes  [X]   No  [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 3, 2005:
14,496,911 shares of Common Stock and 258,088 Series C Preferred Shares.

         Transitional Small Business Disclosure Format (check one):

         Yes [ ]  No  [X]

                            JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                                                                                         Page
                                                                                                         ----
Part I.  Financial Information                                                                             3
-------  ---------------------

Item 1.  Consolidated Financial Statements                                                                 3

         Balance Sheets as of April 30, 2005 and July 31, 2004                                             3

         Statements of Income for the three months and nine months ended April
         30, 2005 and May 1, 2004                                                                          5

         Statements of Cash Flows for the nine months ended April 30, 2005 and
         May 1, 2004                                                                                       6

         Notes to consolidated financial statements                                                        7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                                     8

Item 3.  Controls and Procedures                                                                           12

Part II. Other Information                                                                                 13
-------- -----------------

Item 1.  Legal Proceedings                                                                                 13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                       13

Item 3.  Defaults Upon Senior Securities                                                                   13

Item 4.  Submissions of Matters to a Vote of Security Holders                                              13

Item 5.  Other Information                                                                                 13

Item 6.  Exhibits                                                                                          13

PART I   FINANCIAL INFORMATION
------   ---------------------

Item 1.  Consolidated Financial Statements



                          JUPITER MARINE INTERNATIONAL HOLDINGS, INC
                                       AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS

                                                                               April 30,         July 31,
                                                                                  2005             2004
                               ASSETS                                         (unaudited)       (audited)
                               ------                                         -----------       ----------
CURRENT ASSETS:
     Cash and cash equivalents                                                $  295,275        $  602,936
     Accounts receivable                                                         156,670            16,622
     Inventory                                                                 1,593,042         1,133,681
     Prepaid expenses                                                             85,779            42,916
                                                                              ----------        ----------

         Total current assets                                                  2,130,766         1,796,155


PROPERTY AND EQUIPMENT:
     Boat molds                                                                2,410,695         1,933,375
     Machinery and equipment                                                     307,160           225,813
     Leasehold improvements                                                      310,219           259,419
     Office furniture and equipment                                              100,393            89,614
                                                                              ----------        ----------
                                                                               3,128,467         2,508,221
     Less accumulated depreciation and amortization                            1,824,327         1,604,550
                                                                              ----------        ----------

     Property and equipment, net                                               1,304,140           903,671
                                                                              ----------        ----------

OTHER ASSETS                                                                      19,160            18,660
                                                                              ----------        ----------

       TOTAL ASSETS                                                           $3,454,066        $2,718,486
                                                                              ==========        ==========














           See accompanying notes to consolidated financial statements

                            JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                         AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                                                                April 30,         July 31,
                                                                                   2005             2004
                 LIABILITIES AND SHAREHOLDERS' EQUITY                          (unaudited)       (audited)
                 ------------------------------------                          ------------    ------------
CURRENT LIABILITIES:
     Accounts payable                                                           $   381,075    $   229,156
     Accrued expenses                                                               177,190        333,912
     Accrued interest                                                                    --          5,096
     Customer deposits                                                               48,201         28,002
     Warranty reserve                                                                93,721         89,586
     Capital lease obligation                                                            --          3,687
     Notes payable                                                                  380,000        363,750
                                                                                -----------    -----------
        Total current liabilities                                                 1,080,187      1,053,189

LONG-TERM LIABILITIES:
     Accrued interest due to shareholders                                           115,736        106,059
     Notes payable to shareholders                                                  350,000        350,000
                                                                                -----------    -----------
                                                                                    465,736        456,059

        TOTAL LIABILITIES                                                         1,545,923      1,509,248
                                                                                -----------    -----------

SHAREHOLDER'S EQUITY:
     Convertible preferred stock, $.001 par value, 5,000,000
     shares authorized ($258,088 liquidation preference)
     Series C; 258,088 and 998,722 shares issued and outstanding                        258            999
     Common stock, $.001 par value, 50,000,000 shares authorized,
     14,496,911 and 11,825,563 issued and outstanding                                14,497         11,826
     Additional paid-in capital                                                   3,381,739      3,153,400
     Deficit                                                                     (1,488,351)    (1,956,987)
                                                                                -----------    -----------
        TOTAL SHAREHOLDER'S EQUITY                                                1,908,143      1,209,238

                                                                                -----------    -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 3,454,066    $ 2,718,486
                                                                                ===========    ===========




















           See accompanying notes to consolidated financial statements

                             JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                           AND SUBSIDIARY

                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (UNAUDITED)

                                                   Three Months Ended                     Nine Months Ended
                                               April 30,          May 1,                April 30,        May 1,
                                                 2005              2004                   2005            2004
                                             ------------------------------          ----------------------------
NET SALES                                    $   2,963,254     $  2,790,337          $  8,334,435     $ 7,245,552

COST OF SALES (exclusive of depreciation)        2,199,905        2,116,967             6,160,185       5,433,982
                                             ------------------------------          ----------------------------

   GROSS PROFIT                                    763,349          673,370             2,174,250       1,811,570
                                             ------------------------------          ----------------------------
                                                      25.8%            24.1%                 26.1%           25.0%
OPERATING EXPENSES:
 Selling and marketing                             155,592           84,585               335,598         258,965
 General and administrative                        314,827          297,113               992,997         836,903
 Depreciation and amortization                      75,353           78,664               219,777         197,265
                                             ------------------------------          ----------------------------

    Total operating expenses                       545,772          460,362             1,548,372       1,293,133
                                             ------------------------------          ----------------------------

OTHER INCOME (EXPENSE):
 Interest expense                                  (17,199)         (20,886)              (50,547)        (60,521)
 Other expense - loan guarantee                                                           (91,000)
 Other income                                        6,953            6,132                18,027          10,391
                                             ------------------------------          ----------------------------

      Total other income (expense)                 (10,246)         (14,754)             (123,520)        (50,130)

NET INCOME BEFORE INCOME TAXES                     207,331          198,254               502,358         468,307

INCOME TAX EXPENSE                                    (744)              --                  (744)             --
                                             ------------------------------          ----------------------------

NET INCOME                                         206,587          198,254               501,614         468,307

 Dividends on preferred stock                       (4,870)         (19,497)              (32,978)        (73,719)


NET INCOME APPLICABLE TO COMMON
SHAREHOLDERS                                 $     201,717     $    178,757          $    468,636     $   394,588
                                             ==============================          ============================


Basic and diluted net income per
   common share
       Basic                                 $        0.01     $       0.02          $       0.03     $      0.04
                                             ==============================          ============================
       Diluted                               $        0.01     $       0.01          $       0.03     $      0.03
                                             ==============================          ============================

Weighted average number of shares
  of common stock outstanding
      Basic                                     14,496,911        9,460,718            14,092,921       8,885,218
      Diluted                                   16,013,087       12,461,974            15,609,097      11,886,474









           See accompanying notes to consolidated financial statements

                           JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                        AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE NINE MONTHS ENDED
                                           (UNAUDITED)

                                                                       April 30,      May 1,
                                                                         2005          2004
                                                                       ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                              $ 501,614    $ 468,307
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                                         219,777      197,265
    Gain on asset disposition                                                           (4,500)
    Issuance of common shares to pay expenses                             197,291
    Decrease (increase) in:
       Accounts receivable                                               (140,048)     117,706
       Inventory                                                         (459,361)    (365,039)
       Prepaid expenses                                                   (42,863)     (68,670)
       Other assets                                                          (500)      24,000
    Increase (decrease) in:
       Accounts payable                                                   151,919     (167,560)
       Accrued expenses                                                  (156,722)      93,228
       Customer deposits                                                   20,199       (3,727)
       Warranty reserve                                                     4,135       (5,733)
       Accrued interest payable                                             4,581       (5,439)
                                                                        ---------    ---------

         Net cash provided by (used in) operating activities              300,022      279,838
                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of property                                          --       34,500
       Purchase of property and equipment                                (620,246)    (258,051)
                                                                        ---------    ---------

         Net provided by cash (used in) investing activities             (620,246)    (223,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on notes payable                                          (93,750)    (120,000)
       Net payments from line of credit
       Net borrowings from line of credit                                 110,000
       Payments on capital lease obligations                               (3,687)      (3,419)
                                                                        ---------    ---------

         Net cash used in financing activities                             12,563     (123,419)
                                                                        ---------    ---------

NET DECREASE IN CASH                                                     (307,661)     (67,132)

CASH - Beginning of the period                                            602,936      384,636
                                                                        ---------    ---------

CASH - End of the period                                                $ 295,275    $ 317,504
                                                                        =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest                                           $  45,966    $  60,521
                                                                        =========    =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES:
       Preferred stock dividends declared and payable in
          shares of Series B and Series C preferred stock               $  32,978    $  73,719
                                                                        =========    =========




           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)


Note 1. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the nine months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending July 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 31, 2004.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Jupiter Marine International Holdings, Inc. (JMIH), designs, manufactures and markets a diverse mix of high quality sport fishing boats under the Jupiter brand name. On May 26, 1998, JMIH acquired all of the outstanding shares of common stock of Jupiter Marine International, Inc. (JMI), a boat manufacturing company. On February 17, 2000, JMIH purchased certain of the assets of Phoenix Marine International, Inc. consisting of some molds for inboard powered sportfishing boats. JMIH formed a new wholly owned subsidiary, Phoenix Yacht Corporation (Phoenix) to hold these assets. JMIH, JMI and Phoenix will sometimes be collectively referred to as the "Company". The Company's principal offices and manufacturing facilities are located in Port Everglades, Florida. The Company's Web site address is www.jupitermarine.com.

         The Company's product line, all powered with outboard engines, currently consists of six models:

         38' Forward Seating Center Console
         31' Open Center Console
         31' Cuddy Cabin
         31' Forward Seating Center Console
         27' Open center Console
         27' Forward Seating Center Console

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

Net Sales

         The Company's net sales were $2,963,254 for the three months ended April 30, 2005 an increase of $172,917 (or 6.2%) as compared to $2,790,337 for the same quarter of last year. For the nine months ended April 30, 2005 the Company's net sales were $8,334,435, an increase of $1,088,883 (or 15.0%) as compared to $7,245,552 for the same nine month period of last year. Demand for our products continues to remain very strong. At April 30, 2005 14 boats were available for sale at dealer locations, compared to 12 boats in dealer inventory at the same time last year. This modest increase in dealer inventory is attributable to boats at new dealer locations. Our order backlog has remained steady at about six months. The first of our new 38'Forward Seating model was delivered to its retail owner during April 2005. Effective early June 2005, we are at full production on this model. The initial response to this model has been very positive.

Cost of Sales and Gross Profit

         Cost of sales for the three months ended April 30, 2005 was $2,199,905 resulting in $763,349 of gross profit or 25.8% of net sales. For the same quarter of last year, cost of sales was $2,116,967 and gross margin was $673,370 or 24.1% of net sales. Cost of sales for the nine months ended April 30, 2005 was $6,160,185 and gross profit was $2,174,250 or 26.1% of net sales. For the nine months ended May 1, 2004, cost of sales was $5,433,982 and gross profit was $1,811,570 or 25.0% of net sales. We were able to offset increased cost of raw materials, such as petroleum-based resin, by (1) selling price increases effective January 2005, (2) seeking out less expensive alternative materials and raw material sources without sacrificing quality, (3) improved manufacturing efficiencies and (4) better utilization of overhead. Although we have been able to offset the increased cost of raw materials in the past, there can not be any assurance that we will be able to do so in the future.

Selling, General and Administrative Expenses

         Selling and marketing expenses were $155,591, or 5.3% of net sales for the three months ended April 30, 2005 as compared to $84,585, or 3.0% of net sales for the same quarter of last year. For the nine months ended April 30, 2005 selling and marketing expenses were $335,598, or 4.0% of net sales as compared to $258,965, or 3.6% of net sales for the same nine months of last year. For the third quarter ended April 30, 2005 boat show costs were up almost $48,000 compared to the third quarter of last year due to higher expenditures related to the Miami show and participating at more shows. For the nine months ended April 30, 2005, boat show costs were up $38,000. Expenditures for media advertising and brochures, during the third quarter ended April 30, 2005, exceed last year by approximately $24,000, as a result of promoting the new 38' Forward Seating Model. For the nine months advertising and brochure expenditures were about even with last year. For the three months ended April 30, 2005 travel and related expenses were below the same quarter of last year by approximately $6,000 but still exceeded the nine month balance by approximately $15,000 due to increased travel to dealer locations during the beginning of fiscal year ending July 30, 2005.

         General and administrative expenses were $314,827, or 10.6 % of net sales for the three months ended April 30, 2005 compared to $297,113, or 10.6% of net sales for the same quarter of last year. For the nine months ended April 30, 2005, general and administrative expenses were $992,997, or 11.9% of net sales as compared to $836,903, or 11.6% of net sales for the same nine months of last year. Salaries and employee benefit costs increased by approximately $31,000, consulting costs increased by approximately $16,000 and other office related expenses decreased by approximately $30,000 during the third quarter ended April 30, 2005 compared to the same quarter of last year. For the nine months ended April 30, 2005, salaries and payroll expenses were up approximately $71,000, consulting costs increased by approximately $112,000 and other office related expenses decreased by approximately $30,000 as compared to the same nine month period of last year. The increase in salaries and employee benefits was primarily due to annual salary increases and higher medical insurance premiums. During August of 2004, the Company engaged the services of two investor relations consulting firms. Previously the Company did all investor relations in house. Consulting fees to these firms were approximately $16,000 and $112,000 for the three and nine months ended April 30, 2005.

         During the nine months ended April 30, 2005, the Company issued its chief executive officer an aggregate of 454,773 shares its common stock in consideration of its chief executive officer providing personnel guarantees for the Company. Such guarantees were required to secure lines of credit up to $700,000. This transaction was recorded as an Other Expense - Loan Guarantee of $91,000.

         Depreciation and amortization expense decreased by $3,311 for the three months ended April 30, 2005, and increased by $22,512 for the nine months as a result of new tooling acquired.

Liquidity and Capital Resources

         Cash and cash equivalents at April 30, 2005 were $295,275 as compared to $602,936 at July 31, 2004. Working capital at April 30, 2005 was $1,050,579 compared to $742,966 at July 31, 2004. The Company anticipates that cash generated from operations should be sufficient to satisfy its contemplated cash requirements for at least the next twelve months.

         Net cash provided by operating activities for the nine months ended April 30, 2005 was $300,022. During the nine months ended April 30, 2005 the Company used $307,661 of cash.

         Inventories increased by $459,361 at April 30, 2005 compared to July 31, 2004 primarily from increased outboard engine inventory and higher work in process to support the sales growth. Accounts payable increased by $151,919 at April 30, 2005 compared to July 31, 2004 because of the increase in inventory. Vendor accounts have remained within terms.

         Accounts receivables increased by $140,048 due to a sale of a boat at the end of the period covered by this report. The invoice was subsequently paid.

         Approximately $620,000 of equipment was purchased during the nine months ended April 30, 2005 consisting of new molds ($477,000) machinery and equipment ($81,000), leasehold improvements ($51,000) and office equipment ($11,000). The Company anticipates a reduced rate of capital expenditures during the remainder of this fiscal year.

         The Company negotiated an extension of its $500,000 line of credit with a financial institution, originally due December 31, 2004, to December 31, 2005.

         On January 13, 2005, the Company issued an aggregate of 209,351 shares of its common stock, in lieu of cash, to its chief executive officer and chief financial officer as payment of bonuses earned pursuant to their respective employment contracts during fiscal year ended July 31, 2004. Such bonuses had been accrued at July 31, 2004. The bonuses payable to the Company's chief executive officer was $27,927 and the bonus payable to the Company's chief financial officer was $13,963.

         During December 2004 the Company entered into a Commercial Lease and Purchase Option with a third party for the lease and potential purchase of an additional operating facility in an effort to expand its manufacturing and production capacity. The facility will provide the Company with approximately 50,000 square feet of additional manufacturing and production space. Under the agreement the Company has agreed to lease certain property and facilities in Florida for a term of one year at $14,500 per month. The lease shall commence on the earlier of the date the: (1) facilities are determined to meet all applicable environmental and building code requirements (" Code Requirements") or (2) Company takes possession of the facilities. The Company has agreed to contribute one-third of the funds necessary to satisfy Code Requirements, which are anticipated to be approximately $300,000. To date, the Company has contributed approximately $32,000. During the term of the lease the Company has a right an option to purchase the facility. If the Company exercises such option, all funds contributed by the Company to satisfy Code Requirements will be deducted from the purchase price. If the Company declines to exercise the option or is unable to secure acceptable financing, Carl Herndon will have a similar option to purchase the facility. As of June 1, 2005 no events have occurred that would trigger the commencement of the lease.

         In conjunction with opening the above mentioned additional facility, the Company will require certain employees to relocate. Effective January 13, 2005, as an incentive for relocating and remaining with the Company, six non-executive employees were granted options to purchase, at $.30 per share, an aggregate of 1,000,000 shares of common stock of the Company pursuant to the Company's 2004 Management and Director Equity Incentive Compensation Plan. The trading price of the Company's Common Stock, as reported on the Over the Counter Bulletin Board, on January 13, 2005 was $0.30. The options are exercisable for a period of five years, but will only vest in the event that the Company opens the additional facility and the employee relocates to the new facility.

         The Company's Series C Convertible Preferred Stock automatically converts into two shares of common stock of the Company five years from date of issue. During the nine months ended April 30, 2005 773,612 shares of Series C Convertible Preferred Stock were converted into 1,547,224 shares of Common Stock pursuant to the mandatory conversion.

         The number and level of employees at April 30, 2005 should be adequate to fulfill the production schedule.

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures
------------------------------------------------

         As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in internal controls
----------------------------

         No change in the Company's internal controls over financial reporting occurred during the period covered by this report that has materially affected, or is likely to materially affect, the Company's internal controls over financial reporting.

PART II  OTHER INFORMATION
-------  -----------------

Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         During the three month period ended April 30, 2005, 541,698 shares of the Company's Series C Preferred Stock converted into an aggregate of 1,083,396 shares of its common stock pursuant to the mandatory conversion provisions of the Company's Series C Preferred Stock. The shares of common stock will be issued to an aggregate of 11 shareholders upon such shareholders' tender of their preferred stock certificates to the Company. The issuance of the common stock will be made pursuant to exemption from registration provided by Section 4(2) of the Securities Act.

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

                                    JUPITER MARINE INTERNATIONAL HOLDINGS, INC.


Date: June 8, 2005                  By: /s/ Carl Herndon
                                       -----------------------------------------
                                       Carl Herndon, Chief Executive Officer
                                       (Principal Executive Officer)


Date: June 8, 2005                  By: /s/ Lawrence Tierney
                                       -----------------------------------------
                                       Lawrence Tierney, Chief Financial
                                       Officer (Principal Financial Officer)