Form 10KSB
period 2005-07-30
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2005-11-09
CIK 1063154

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended July 30, 2005
                                   -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ______ TO ______.

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
             Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year. $11,463,235

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. ($0.28 on October 5, 2005) $2,511,711.16.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 9, 2005: 15,555,525 Shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One).   Yes [ ]    No [X]

                                                Table of Contents
                                                -----------------


                                                                                                          Page
                                                                                                          ----
PART I
------

Item 1.       Description of Business............................................................          3

Item 2.       Description of Property............................................................          7

Item 3.       Legal Proceedings..................................................................          8

Item 4        Submission of Matters to a Vote of Security Holders................................          8

PART II
-------

Item 5.       Market for Common Equity, Related Stockholder Matters and Small Business Issuer
              Purchases of Equity Securities.....................................................          9

Item 6.       Management's Discussion and Analysis or Plan of Operation..........................         12

Item 7.       Financial Statements...............................................................         17

Item 8.       Changes in and Disagreements With Accountants on Accounting and Financial
              Disclosure.........................................................................         17

Item 8A.      Controls and Procedures............................................................         17

Item 8B.      Other Information..................................................................         17

PART III
--------

Item 9.       Directors and Executive Officers...................................................         18

Item 10.      Executive Compensation.............................................................         20

Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters................................................................         23

Item 12.      Certain Relationships and Related Transactions.....................................         24

Item 13.      Exhibits...........................................................................         26

Item 14.      Principal Accountant Fees and Services.............................................         26

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business

         Jupiter Marine International Holdings, Inc. (JMIH), a Florida corporation, was incorporated on May 19, 1998. On May 26, 1998, JMIH acquired all of the outstanding shares of common stock of Jupiter Marine International, Inc. (JMI), a boat manufacturing company, which was incorporated under the laws of the State of Florida on November 7, 1997. On February 17, 2000, JMIH purchased certain of the assets of Phoenix Marine International, Inc., mostly consisting of molds for inboard powered sport fishing boats. JMIH formed a new wholly owned subsidiary, Phoenix Yacht Corporation (Phoenix) to hold these assets. JMIH, JMI and Phoenix will sometimes be collectively referred to as the "Company". The Company's principal offices and manufacturing facilities are located in Port Everglades, Florida. The Company's web site address is www.jupitermarine.com.

         The Company designs, manufactures and markets a diverse mix of high quality sport fishing boats under the Jupiter name. The product line currently consists of six models:

         31' Open Center Console
         31' Cuddy Cabin
         31' Forward Seating Center Console
         27' Open Center Console
         27' Forward Seating Center Console
         38' Forward Seating Center Console

Products

         The list prices for the Jupiter 38' model range from $212,970 to $249,750. The Jupiter 31 models range from $146,430 to $150,970 and the Jupiter 27 ranges from $105,540 to $111,850. Optional equipment specified by the customer is additional. The Company provides each boat purchaser with a limited lifetime hull structure warranty and a 12 month warranty on any other part manufactured by the Company.

         38' Forward Seating Center Console
         ----------------------------------

         The 38' Forward Seating, is based on the Jupiter 31'. The 38' has been developed to satisfy boaters who require a larger vessel which incorporates the performance features, and comforts of the 31'. The Eurostyle motor well is designed to accommodate either twin or triple outboard installations. The wide beam, centerline fuel tanks and ample freeboard aft make this an extremely stable boat.

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

         31' Cuddy Cabin Center Console
         ------------------------------

         This model was completely redesigned during February 2003. In addition to her sleek new look major improvements include: centerline cabin entrance, increased cabin and deck storage, a new console seat, live-well in transom, larger fishbox and high performance trim tabs. The forward cuddy cabin is equipped with cruising amenities and a comfortable 4-place dinette that converts to a queen berth for sleeping.

         31' Forward Seating Center Console
         ----------------------------------

         The 31' Forward Seating model is designed for serious anglers who also need the additional seating for family and friends when cruising or entertaining. The U-shaped, cushioned forward area provides comfortable seating for six adults and is roomy enough for lounging and sunbathing. This model was introduced during the fourth quarter of fiscal year 2003.

         27' Open Center Console
         -----------------------

         This model was discontinued effective July 2005.

         27' Forward Seating Center Console
         ----------------------------------

         Production of this model has been temporally suspended until manufacturing capacity can be increased.

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

         The Company built 88 boats during fiscal year 2005, which was approximately 95% of capacity. In order to expand its business the Company must add additional manufacturing capacity as well as additional manpower, equipment and tooling.

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

JMI Sales and Marketing

         JMI's marketing efforts continues to focus on Carl Herndon's name and reputation in the boat manufacturing industry. Mr. Herndon has over 30 years of marine experience. His background includes building high quality boats ranging in length from 16' up to 80' in length and serving as the chief executive officer of Blackfin Yacht Corporation and Bertram Yachts, two highly regarded companies within the marine industry. In addition to his boat building expertise, Herndon has served as the President of the Marine Industries Association of South Florida, was appointed to the Boating Advisory Council by Florida's Governor, has served on numerous committees for the National Marine Manufacturers Association, and has lobbied in Washington, DC on behalf of the marine industry.

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

         The Company sells all of its boats through retail dealers primarily on a cash-on-delivery basis. However, approximately 47% of Company shipments are made pursuant to commercial dealer floor plan financing programs in which the Company participates on behalf of its dealers. Under these arrangements, a dealer establishes lines of credit with one or more, Company approved, third-party lenders for the purchase of inventory. When a dealer purchases a boat pursuant to a floor plan arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to the Company.

         The Company has agreed to repurchase boats with unencumbered titles from an approved third-party lender which have been repossessed from a dealer and returned to the Company in new or like new condition. Since its inception and through July 30, 2005, the Company has not been required to repurchase any boats. However, the Company is contingently liable for approximately $1,007,000 under terms of these agreements as of July 30, 2005. Except as noted above, the Company has no other obligation to repurchase boats from its dealers.

Competition

         The market for sport fishing boats is extremely competitive. The Jupiter line competes directly with the following manufacturers in its market segment: Intrepid Powerboats, Inc., Contender Boats, Inc., Grady-White Boats, Pursuit (a Division of S2 Yachts), and Regulator.

Employees

         Gevity HR (Gevity) has been engaged by JMIH to provide all personnel and human resource management services. The Company employs approximately 85 full-time personnel at its manufacturing facility, including 12 administrative and executive personnel. The agreement with Gevity may be terminated upon 30 days written notice. Management believes its relationship with its employees is good and does not foresee any difficulties in hiring additional employees.

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

         Three additional buildings of 6,250, 3,240 and 5,000 square feet, which are located adjacent to the main manufacturing facility, were leased from an independent lessor. The monthly rent for these buildings is $4,194 $2,542 and $3,276. Two of theses leases expired on July 31, 2005 and are on a month to month basis. The other lease expires on September 30, 2005, at which time it will go to a month to month lease.

         During December 2004 the Company entered into a Commercial Lease and Purchase Option with a third party for the lease and potential purchase of an additional operating facility in an effort to expand its manufacturing and production capacity. The facility will provide the Company with approximately 50,000 square feet of additional manufacturing and production space. Under the agreement the Company has agreed to lease certain properties and facilities in Florida for a term of one year at $14,500 per month. The lease shall commence on the earlier of the date the: (1) facilities are determined to meet all applicable environmental and building code requirements ("Code Requirements") or
(2) Company takes possession of the facilities. The Company agreed to contribute one-fourth of the funds necessary to satisfy Code Requirements. It was initially estimated that funds necessary to satisfy Code Requirements was $300,000. During the term of the lease the Company has a right and option to purchase the facility. If the Company exercises such option, all funds contributed by the Company to satisfy Code Requirements will be deducted from the purchase price. If the Company declines to exercise the option or is unable to secure acceptable financing Carl Herndon, the Company's president, will have a similar option to purchase the facility. At July 30, 2005, the Company has contributed approximately $37,500. However, since signing the Commercial Lease and Purchase Option, the estimate of funds necessary to satisfy Code Requirements has increased to approximately $1,000,000. As of October 10, 2005, the Company has not been able to secure acceptable financing to satisfy the additional costs for Code Requirements. If the Company cannot secure acceptable financing, it will not exercise its purchase option.

         In the event the Company does not exercise its purchase option, Carl Herndon has agreed to purchase the facility and lease it back to the Company and Mr. Herndon will personally satisfy all Code Requirements without any cost to the Company. If the Company occupies the facility it will require up to an additional $1,500,000 for operational costs. Such costs are related to inventory, new boat molds and miscellaneous equipment. It is anticipated that funds for these activities will be provided from operations, an increase in the Company's credit line and potential financing. To date, the Company has not secured any financing.
ITEM 3.  LEGAL PROCEEDINGS

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity

         Effective July 28, 2004, the Company's common stock is traded on the Over the Counter Bulletin Board (OTCBB) under the symbol "JMIH". During the prior fiscal year the Company's was quoted on the Pink Sheets. Prior to October 12, 2000, the Company's common stock was not publicly traded. The following table sets forth the high and low bid quotations for the Company's common stock as traded on the OTCBB or Pink Sheets for the calendar year periods indicated. The Company's common stock is thinly traded. On September 16, 2005 the closing bid price of the Company's common stock was $.29. Quotations, as supplied by the OTCBB, reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

Calendar Period                                         High             Low
---------------                                         ----             ---

Quarter ended September 30, 2003                        $.40             $.18
Quarter ended December 31, 2003                         $.37             $.12
Quarter ended March 31, 2004                            $.40             $.16
Quarter ended June 30, 2004                             $.40             $.11
Quarter ended September 30, 2004                        $.35             $.14
Quarter ended December 31, 2004                         $.36             $.28
Quarter ended March 31, 2005                            $.43             $.27
Quarter ended June 30, 2005                             $.33             $.25
Quarter ended September 30, 2005                        $.32             $.26

         As of the date of this report there are approximately 100 holders of record of the Company's common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

         The table below provides information as of July 30, 2005, pertaining to all compensation plans under which equity securities of the Company are authorized for issuance:

                                                                                         Number of securities
                                     Number of securities                               remaining available for
                                       to be issued upon         Weighted-average        future issuance under
                                          exercise of            exercise price of        equity compensation
                                     outstanding options,      outstanding options,   plans (excluding securities
                                      warrants and rights       warrants and rights    reflected in column (a))
                                      -------------------       -------------------    ------------------------
                                              (a)                        (b)                     (c)
Equity compensation plans
   approved by security holders          2,000,000                     $.22                      3,300,000

Equity compensation plans not
   approved by security holders          1,100,000                     $.72                           None

         Total                           3,100,000

Related Stockholder Matters

         In August 2004 the Company issued 210,000 shares of its common stock to the Equity Group, Inc. in consideration for financial public relations and investor relations services. Additionally, the Equity Group receives a monthly fee of $3,500 plus expenses. The agreement with the Equity Group commenced on August 1, 2004 and continued to July 31, 2005. The agreement was subsequently extended to January 31, 2006. The shares issued to the Equity Group were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act. The shares contain the appropriate legend restricting their transfer absent registration or exemption. The Equity Group received current information concerning the Company at the time the shares were issued and had the opportunity to ask questions concerning the Company.

         In August 2004 the Company issued 200,000 shares of its common stock to Roland Perry in consideration of investor relations services. The initial twelve month term of the agreement with Mr. Perry has been extended for an additional twelve months. The shares issued to Mr. Perry were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act. The shares contain the appropriate legend restricting their transfer absent registration or exemption. Mr. Perry received current information concerning the Company at the time the shares were issued and had the opportunity to ask questions concerning the Company.

         In August 2004 the Company issued 50,000 shares of its common stock to Mark Alba in consideration for financial consulting services. Mr. Alba receives a monthly fee of $500. The initial twelve month term of the agreement with Mr. Alba has been extended for an additional six months. The shares issued to Mr. Alba were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act. The shares contain the appropriate legend restricting their transfer absent registration or exemption. Mr. Alba received current information concerning the Company at the time the shares were issued and had the opportunity to ask questions concerning the Company.

         On January 13, 2005, the Board of Directors approved the issuance of 209,351 shares of the Company's common stock, in lieu of cash, to its chief executive officer and chief financial officer as payment of bonuses earned pursuant to their respective employment contracts during fiscal year ended July 31, 2004 at $.20 per share, which includes a 33% discount to market reflecting the three year restriction placed on the common stock on January 13, 2005. Such bonuses had been accrued at July 31, 2004. The bonus payable to the company's chief executive officer was $27,927 and the bonus payable to the company's chief financial officer was $13,963. The transaction was exempt from registration under Section 4(2) of the Securities Act. The shares were issued with legends restricting their transferability absent registration or applicable exemption.

         On January 13, 2005, in conjunction with the potential opening of an additional facility in Central Florida the Company will require certain employees to relocate. As an incentive for relocating and remaining with the Company certain non-executive employees were granted options to purchase, at $.30 per share, an aggregate of 1,000,000 shares of common stock of the Company pursuant to the Company's 2004 Management and Director Equity Incentive Compensation Plan. The trading price of the Company's, as reported on the Over the Counter Bulletin Board, on January 13, 2005, the date of issue, was $.30. The transaction was exempt from registration under Section 4(2) of the Securities Act. The securities were issued with legends restricting their transferability absent registration or applicable exemptions. The employees received information regarding the Company or had knowledge of the Company's operations and business. Furthermore, the employees had the opportunity to ask questions about the Company.

         On July 28, 2005 the Board of Directors approved the issuance of 540,000 shares of the Company's common stock to a total of six employees of the Company in lieu of cash for their accrued fiscal year 2004 incentive compensation at $.20 per share, which includes a 33% discount to market reflecting the three year restriction placed on the common stock. The transaction was exempt from registration under Section 4(2) of the Securities Act. The securities were issued with legends restricting their transferability absent registration or applicable exemptions. The employees received information regarding the Company or had knowledge of the Company's operations and business. Furthermore, the employees had the opportunity to ask questions about the Company.

         During November 2001 the Company negotiated a $250,000 revolving line of credit with a financial institution which expired November 2002 and was subsequently extended through January 2006 and increased to $500,000. The note on the line of credit bears interest at the financial institution index rate plus 2% (7.75% at July 30, 2005). The note is collateralized by all of the Company's assets and is personally guaranteed by Carl Herndon, president of the Company. In consideration for providing a personal guarantee on the renewed note, Mr. Herndon received 324,838 shares of common stock during fiscal year

2005. The Company believes the compensation paid to Mr. Herndon was on terms equal to, or better than, terms that could have been obtained from an independent third party. The transaction was exempt from registration under
Section 4(2) of the Securities Act. The shares were issued with legends restricting their transferability absent registration or applicable exemption.

         During February 2002 the Company negotiated a $150,000 revolving line of credit with a financial institution for the purchase of outboard engines. The note on the line of credit was subsequently extended through February 1, 2006 and increased to $200,000. The note is personally guaranteed by Carl Herndon, president of the Company. In consideration for providing a personal guarantee on the renewed note, Mr. Herndon received 129,935 shares of common stock during fiscal year 2005. The transaction was exempt from registration under Section 4(2) of the Securities Act. The shares were issued with legends restricting their transferability absent registration or applicable exemption.

         During the year ended July 30, 2005, the Company declared dividends on its outstanding shares of series C convertible preferred stock of approximately $34,197, payable in shares of Series C convertible preferred stock. The Company issued an aggregate of 34,197 shares of its series C preferred stock to its series C preferred stockholders. The securities were exempt from registration under Section 3(a)(9) of the Securities Act. The securities were issued with legends restricting their transferability absent registration or applicable exemptions. The security holders had the opportunity to ask questions about the Company.

         The Company's shares of series C convertible preferred stock automatically convert into two shares of common stock of the Company five years from date of issue. During the year ended July 30, 2005, 1,032,919 shares of series C convertible preferred stock were converted into 2,065,838 shares of common stock. As a result of these conversions all preferred stock have been converted into common stock of the Company. The securities were exempt from registration under Section 3(a)(9) of the Securities Act. The securities were issued with legends restricting their transferability absent registration or applicable exemptions. The security holders had the opportunity to ask questions about the Company.

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

Plan of Operations

         The Company plans to grow the business by the addition of new features on present models, the introduction of new models and the expansion of its manufacturing capacity. The Company would consider an acquisition candidate if their products would complement those offered by the Company and the result would enhance the service level provided by the Company. There are no discussions with any potential candidates at this time, nor has the Company identified any acquisition candidates.

Results of Operations

Net Sales
---------

         The Company's net sales for the fiscal year ended July 30, 2005 were $11,463,235 an increase of $1,202,551 (or 11.7%) as compared to $10,260,684 for the fiscal year ended July 31, 2004.

         The average selling price per boat for fiscal year 2005 was approximately $128,000 compared to $114,000 during fiscal year 2004. 88 boats were sold during fiscal year 2005 as compared to 93 boats in fiscal year 2004. The introduction of the new 38' in to the product line decreased the unit count for the year but contributed to the overall dollar sales increase. Dealer inventory has remained relatively constant with 9 boats in dealer inventory at July 30, 2005 compared to 6 boats in dealer inventory at July 31, 2004. Order backlog has remained at approximately six months at July 30, 2005.

         The Company has been able to offset increased cost of materials by, among other things, raising selling prices without sacrificing unit sales. However, there can be no assurances that selling prices can continue to increase in the future without a unit sales drop off. Additionally, the effects of higher fuel prices, lower consumer confidence and the recent hurricanes may contribute to a slow down of the economy which may temper our sales growth trends.

Cost of Sales
-------------

         Cost of sales for the year ended July 30, 2005 was $8,594,446 resulting in $2,868,789 of gross profit or 25.0% of net sales. For last fiscal year ended July 31, 2004 cost of sales was $7,733,922 and gross profit was $2,526,762 or 24.6% of net sales. The increase in cost of sales is directly attributable to the increase in net sales.

         While there has been an increase in the cost of raw materials such as petroleum based resin, the Company has offset the increase with (1) selling price increases, (2) seeking out less expensive alternative materials and raw material sources without sacrificing quality, (3) improved manufacturing efficiencies, and (4) better utilization of overhead. Although the Company has been able to offset the increased cost of raw materials in the past, there can be no assurance that the Company will be able to do so in the future.

Selling, General and Administrative Expenses
--------------------------------------------

         Selling and marketing expenses were $485,820 or 4.2% of net sales, for the fiscal year ended July 30, 2005 compared to $352,035 or 3.4% of net sales for the fiscal year ended July 31, 2004, an increase of $133,785. The company expanded its presence at boat shows resulting in an increase of approximately $65,000. Travel and related expenses were up approximately $20,000. Sales salaries increased by approximately $55,000.

         General and administrative expenses were $1,423,899 or 12.4% of net sales, for the fiscal year ended July 30, 2005 compared to $1,303,483 or 12.7% of net sales, for the fiscal year ended July 31, 2004, an increase of $120,416. The Company issued an aggregate of 460,000 shares of common stock to three consultants for business consulting and investor relations services. These shares were valued at a fair market value of $64,400 and were recorded as consulting fees during the 2005 year ended July 30, 2005. Additionally, the Company incurred fees from consultants of $48,000 for the year ended July 30, 2005. The remaining cost increases are attributable to normal increases, such as, but not limited to salaries, insurance, utilities and rent.

Other Income (Expense)
----------------------

         Interest expense for fiscal year 2005 was $66,763 a decrease of $10,310 compared to fiscal year 2004 because of the repayment of bridge loans and lower average balances on the revolving credit line.

         During the year ended July 30, 2005, Company issued its chief executive officer an aggregate of 454,773 shares of its common stock in consideration of its chief executive officer providing personnel guarantees for the Company. Such guarantees were required to secure lines of credit up to $700,000. This transaction was recorded as an Other Expense - Loan Guarantee at $91,000.

         The Company decided, during the fourth quarter of fiscal year 2005, that it would no longer manufacture its 35' Inboard, the 27' Cuddy Cabin and the 27' Open models as it would not be financially prudent to allocate valuable production capacity to these models. Consequently, a provision for loss on disposition of assets in the amount of $99,490 was recorded.

Liquidity and Capital Resources

         At July 30, 2005, the Company had cash and cash equivalents of $356,361 and working capital of $846,671.

         The Company extended its $500,000 revolving line of credit with a financial institution through January 31, 2006. The note on the line of credit bears interest at the financial institution's index rate plus 1.5% (7.75% at July 30, 2005). The note is collateralized by all of the Company's assets and is personally guaranteed by Carl Herndon, president of the Company.

         Net cash provided by operating activities was $455,330 for fiscal 2005 and $724,556 for fiscal year 2004.

         During February 2002, the Company negotiated a $150,000 revolving line of credit with a financial institution for the purchase of outboard engines. The note on the line of credit was subsequently extended through February 1, 2006 and increased to $200,000. The note is personally guaranteed by Carl Herndon, president of the Company.

         The Company anticipates that cash generated from operations should be sufficient to satisfy the Company's contemplated cash requirements for its current operations for at least the next twelve months. The Company does not anticipate any significant purchases of equipment during fiscal year 2006 at its current manufacturing facility. However, it is anticipated that from $1,000,000 to $1,500,000 will be needed to start up the potential new facility with inventory, new boat molds and miscellaneous equipment. It is anticipated that funds for these activities will be provided from operations, an increase in the Company's credit line or potential financing. To date, the Company has not secured any financing.

         Some of the Company's dealers use third party financing for the purchase of their boats. These third party financing companies pay within four business days of shipment. At July 30, 2005 accounts receivable was $172,309, an increase of $155,687 compared to July 31, 2004 as a boat shipped at year end was not yet paid by the financing company. Inventories increased by $308,528 due to timing of outboard engine availability and to support the sales growth.

         Accounts payable decreased by $82,885 because cash discount were taken when economically feasible. During the year ended July 30, 2005 the Company decreased the amount outstanding under the line of credit by $30,000. The balance of $93,750 plus accrued interest on three bridge notes was paid during the fiscal year ended July 30, 2005.

         The note and accrued interest payable to shareholders has been reclassified to short term, as such amounts are due February 14, 2006.

         During the year ended July 30, 2005 the Company had sales to three dealers representing 28%, 17% and 13% of fiscal year 2005 net sales. During the year ended July 30, 2004 the Company had sales to five dealers representing 23%, 16%, 16% and 13% of fiscal year 2004 net sales.

         The number and level of employees at July 30, 2005 should be adequate to fulfill the anticipated production schedule at the Company's current manufacturing facility. Additional employees will have to be hired if the new facility comes on line during fiscal year 2006.

Recent Accounting Pronouncements

         In May 2005, the FASB issued FAS 154 (SFAS no. 154), Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

         In March 2005, the FASB issued Interpretation No. 47 (FIN No. 47), Accounting for Conditional Asset Retirement Obligations, and Interpretation of FASB Statement No. 143. This interpretation clarifies the timing for recording certain asset retirement obligations required by FASB Statement No. 143, Accounting for Asset Retirement Obligations. The provisions of FIN No. 47 are effective for years ending after December 15, 2005. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

         In December 2004, the FASB issued revised FAS No. 123 (SFAS No. 123R), Share-Based Payment. This standard eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for financial statements issued for the first interim period beginning after December 15, 2005 for small business issuers. The adoption of this accounting pronouncement will not have an effect on the consolidated financial statements until fiscal year 2006.

         In December 2004, the FASB issued FAS 153, Exchanges of Nonmonetary Assets. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this Statement should be applied prospectively, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

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

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names, positions with JMIH and ages of the executive officers and directors of JMIH. Directors are elected at JMIH'S annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

Name                             Age             Position Held
----                             ---             -------------

Carl Herndon, Sr.                66          Director, President and Chief
                                               Executive Officer
Lawrence S. Tierney              59          Director, Vice President and Chief
                                               Financial Officer and Secretary
Kerry Clemmons                   60          Director, Audit Committee

Carl Herndon, Jr.                39          Vice President Sales and Operations

         Carl Herndon, Sr. - Mr. Herndon has been president, chief executive officer and a director of JMIH since its inception on May 19, 1998. Mr. Herndon has also served as president, chief executive officer and a director of JMI since May 15, 1998. Between 1973 and 1997, Mr. Herndon was president, chief executive officer, director and sole shareholder of Blackfin Yacht Corporation, a Fort Lauderdale, Florida based designer, manufacturer and seller of sport fishing boats. Between 1993 and 1995, Mr. Herndon was president and chief executive officer of Bertram Yacht Corporation in Miami, Florida. During Mr. Herndon's tenure as officer and director of Blackfin, Blackfin filed for Chapter 11 Bankruptcy Reorganization protection. The bankruptcy proceeding was subsequently converted to a Chapter 7 proceeding. Carl Herndon is the father of Carl Herndon, Jr., the vice president of sales and marketing of JMI.

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

Committees

         The audit committee consists of Kerry Clemmons. Mr. Clemmons qualifies as an independent director and is considered a "financial expert" as defined under Item 401(e) of Regulation S-B.

         The nominating committee consists of Carl Herndon and Lawrence Tierney.

Code of Ethics

         The Company has adopted a Code of Ethics that applies to the Company's executive officers and directors. The Code of Ethics provides written standards that are reasonably designed to deter wrongdoing and to promote: (1) honest and ethical conduct, including the ethical handling of actual or parent conflicts of interests between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company; (3) compliance with applicable governmental laws, rules and regulations; (4) the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and (5) accountability for adherence to the Code.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information relating to the compensation paid by the Company during the last three fiscal years to: the Company's president and chief executive officer and each of the Company's executive officers who earned more than $100,000 during any fiscal year.

                                             SUMMARY COMPENSATION TABLE
                                             --------------------------


                                    Annual Compensation                                     Long-Term Compensation
-------------------------------------------------------------------------------------------------------------------------------
                                                                                    Awards                     Payouts
-------------------------------------------------------------------------------------------------------------------------------
                                                                                        Securities
                                                                 Other                    Under-
                                                                 Annual    Restricted      Lying
                                                                Compen-       Stock      Options/       LTIP      All Other
   Name and Principal              Salary            Bonus       sation     Award(s)       SARs       Payouts    Compensation
        Position          Year      ($)               ($)         ($)          ($)          (#)         ($)          ($)
-------------------------------------------------------------------------------------------------------------------------------
Carl Herndon, Sr.         2005    $215,086         $41,350(1)      ---          ---          ---         ---
CEO and President         2004    $181,576         $27,927(3)      ---          ---      250,000         ---          ---
                          2003    $175,000             ---         ---          ---          ---         ---          ---
-------------------------------------------------------------------------------------------------------------------------------
Lawrence Tierney          2005    $127,858         $20,675(1)      ---          ---          ---         ---          ---
CFO                       2004    $104,223         $13,964(3)      ---          ---      200,000         ---          ---
                          2003    $113,712             ---         ---          ---      100,000         ---          ---
-------------------------------------------------------------------------------------------------------------------------------
Carl Herndon, Jr.,        2005    $113,693         $20,675(1)      ---          ---      200,000         ---          ---
Vice President            2004    $      0 (2)         ---         ---          ---      100,000         ---          ---
                          2003    $105,000                         ---          ---          ---         ---          ---
-------------------------------------------------------------------------------------------------------------------------------

(1)  Fiscal year 2005 bonuses have been accrued but have not been paid.
(2) Mr. Herndon Jr. was granted a leave of absence from July 2003 through May 2004.
(3)  Bonus was paid in shares of common stock in lieu of cash.

Stock Option and SAR Issuances

       The table below provides a summary of individual grants of stock options and SARs made during the last fiscal year to each of the named officers included in the Summary Compensation Table.

                                      OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR
--------------------------------------------------------------------------------------------------------------------
                                       Number of
                                       Shares of
                                      Common Stock     Percentage of
                                       Underlying      Total Options
               Name                     Options           Granted         Exercise Price        Expiration Date
--------------------------------------------------------------------------------------------------------------------
Carl Herndon, Jr.                        200,000           20%                $.30                 1/13/10
--------------------------------------------------------------------------------------------------------------------

Option Exercises and Holdings

       The table below provides a summary of each exercise of stock options or SARs during the last fiscal year by each person named in the Summary Compensation Table and the unexercised options held as of the end of the fiscal year. The closing sale price of the Company's Common Stock on July 30, 2005, as reported by the OTCBB was $.30 per share. The value of unexercised in the money options is calculated by multiplying the difference between $.30 and the option exercise price by the number of shares of Common Stock underlying the options.

                  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                        OPTION/SAR VALUES
--------------------------------------------------------------------------------------------------------------------
                                                                             Number of
                                                                            Securities              Value Of
                                                                            Underlying            Unexercised
                                                                            Unexercised           In-The-Money
                                                                            Options/SARs          Options/SARs
                                                                        at Fiscal Year-End    at Fiscal Year-End
                                         Shares            Value                (#)                   ($)
                                      Acquired On        Realized          Exercisable/            Exercisable/
       Name                           Exercise (#)          ($)            Unexercisable          Unexercisable
--------------------------------------------------------------------------------------------------------------------
Carl Herndon                              ----             ----            850,000/0(1)             -0-/-0-
--------------------------------------------------------------------------------------------------------------------
Lawrence Tierney                          ----             ----            450,000/0(2)             -0-/-0-
--------------------------------------------------------------------------------------------------------------------
Carl Herndon, Jr.                         ----             ----            550,000/0(3)             -0-/-0-
--------------------------------------------------------------------------------------------------------------------

(1) Mr. Herndon received options to purchase 600,000 shares of common stock during fiscal year 1999 exercisable at prices ranging from $.50 to $1.00. The exercise period of these options were extended to July 27, 2006 from November 10, 2003 during fiscal year 2001. During fiscal year 2004 Mr. Herndon received options to purchase 250,000 shares of common stock exercisable at $.15 per share through May 6, 2009.
(2) Options are exercisable at prices ranging from $.50 per share to $1.00 per share until July 27, 2006. 100,000 options are exercisable at $.10 per share until July 27, 2007. During fiscal year 2004 Mr. Tierney received options to purchase 200,000 shares of common stock exercisable at $.14 per share through May 6, 2009.
(3) Options are exercisable at prices ranging from $.50 per share to $1.00 per share until July 27, 2006. During fiscal year 2004 Mr. Herndon received options to purchase 100,000 shares of common stock exercisable at $.14 per share through May 6, 2009. During fiscal year 2005 Mr. Herndon received options to purchase 200,000 shares of common stock at $.30 per share through January 13, 2010.

Compensation of Directors

         Independent members of the Company's Board of Directors receive $500 per Board meeting and are reimbursed for their expenses in attending Board meetings.

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

         Carl Herndon, Jr. Vice President Sales and Operations. On July 27, 2001, the Company entered into a five-year employment agreement with Carl Herndon, Jr. with two one-year renewal options. During July 2003 and through May 2004, Mr. Herndon was granted a leave of absence due for family medical reasons. Mr. Herndon resumed full time duties during May 2004. The agreement obligates Mr. Herndon to devote all his time to supervising the sale and operational functions of the Company's as vice president sale and operations. Mr. Herndon will earn an initial base salary of $100,000 per year. Such base salary shall automatically increase by five percent each year unless additional increases are authorized. Mr. Herndon shall also receive, as additional compensation, a bonus based on the Company's pre tax profit. The employment agreement also entitles Mr. Herndon to an aggregate of options to purchase 250,000 shares of common stock of the Company at prices between $.50 and $1.00 per share exercisable over a period of five years commencing on July 27, 2001. The employment agreement includes non-compete and confidentiality provisions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the Company's common stock beneficially owned on September 30, 2005 by: (1) each shareholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding common stock, (2) each of the Company's executive officers and directors, and (3) all executive officers and directors as a group. Unless otherwise disclosed, the address for the shareholders below is 3391 S.W. 14th Avenue, Fort Lauderdale, Florida 33316. On September 30, 2005, there were approximately 16,305,525 shares of common stock outstanding.

                                     Number of Beneficially       Percentage of Outstanding
Name and Address                          Owned Shares            Shares Beneficially Owned
----------------                          ------------            -------------------------
Carl Herndon                              6,884,126(1)                      42.0%

Lawrence Tierney                          1,336,001(2)                       8.3%

Carl Herndon, Jr.                           883,750(3)                       5.5%

Kerry Clemmons                              275,000(4)                       1.8%

Officers and Directors as a Group         9,378,877(1)(2)(3)(4)             53.4%
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

(3) Includes (i) 250,000 shares of Common Stock issuable upon the exercise of options at exercise prices between $.50 and $1.00 per share expiring July 27, 2006, (ii) 100,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $.14 per share expiring May 6, 2009, and 200,000 shares of Common Stock issuable upon exercise of options at an exercise price of $.30 per share expiring January 13, 2010.

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

         During November 2001 the Company negotiated a $250,000 revolving line of credit with a financial institution which expired November 2002 and was subsequently extended through January 2006 and increased to $500,000. The note on the line of credit bears interest at the financial institution index rate plus 2% (7.75% at July 30, 2005). The note is collateralized by all of the Company's assets and is personally guaranteed by Carl Herndon, president of the Company. In consideration for providing a personal guarantee on the renewed note, Mr. Herndon received 324,838 shares of common stock during fiscal year 2005. The Company believes the compensation paid to Mr. Herndon was on terms equal to, or better than, terms that could have been obtained from an independent third party.

         During February 2002 the Company negotiated a $150,000 revolving line of credit with a financial institution for the purchase of outboard engines. The note on the line of credit was subsequently extended through February 1, 2006 and increased to $200,000. The note is personally guaranteed by Carl Herndon, president of the Company. In consideration for providing a personal guarantee on the renewed note, Mr. Herndon received 129,935 shares of common stock during fiscal year 2005.

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

         In consideration for delivery of the Purchase Price, Triton transferred and assigned to Herndon (1) all right, title and interest under the Security Agreement by and between the Company and Triton; (2) and all right, title and interest under the Management Agreement by and between the Company and Triton dated January 1999. Mr. Herndon cancelled the Management Agreement and forgiven all outstanding fees and obligations due under the Management Agreement.

         During December 2004, the Company entered into a Commercial Lease and Purchase Option with a third party for the lease and potential purchase of an additional operating facility in an effort to expand its manufacturing and production capacity. The facility will provide the Company with approximately 50,000 square feet of additional manufacturing and production space. Under the agreement the Company has agreed to lease certain properties and facilities in Florida for a term of one year at $14,500 per month. The lease shall commence on the earlier of the date the: (1) facilities are determined to meet all applicable environmental and building code requirements ("Code Requirements") or
(2) Company takes possession of the facilities. The Company has agreed to contribute one- third of the funds necessary to satisfy Code Requirements. It was initially estimated that funds necessary to satisfy Code Requirements was $300,000. During the term of the lease the Company has a right and option to purchase the facility. If the Company exercises such option, all funds contributed by the Company to satisfy Code Requirements will be deducted from the purchase price. If the Company declines to exercise the option or is unable to secure acceptable financing Carl Herndon, the Company's president, will have a similar option to purchase the facility. At July 30, 2005, the Company has contributed approximately $37,500. However, since signing the Commercial Lease and Purchase Option, the estimate of funds necessary to satisfy Code Requirements has increased to approximately $1,000,000. As of October 10, 2005, the Company has not been able to secure acceptable financing to satisfy the additional costs for Code Requirements. If the Company cannot secure acceptable financing, it will not exercise its purchase option.

         In the event the Company does not exercise its purchase option, Carl Herndon has agreed to purchase the facility and lease it back to the Company and Mr. Herndon will personally satisfy all Code Requirements without any cost to the Company. If the Company occupies the facility it will require up to an additional $1,500,000 for operational costs. Such costs related to inventory, new boat molds and miscellaneous equipment. It is anticipated that funds for these activities will be provided from operations, an increase in the Company's credit line and potential financing. To date, the Company has not secured any financing.

         During fiscal year ended July 30, 2005, Mr. Herndon and Mr. Tierney each purchased a boat from the Company at cost.

ITEM 13. EXHIBITS

Exhibit No.    Description
-----------    -----------
3.1            Articles of Incorporation(2)
3.2            Articles of Amendment(2)
3.3            Designation of Series C Preferred Stock(2)
10.1           Employment Agreement with Carl Herndon, Sr. dated July 27, 2001(1)
10.2           Employment Agreement with Carl Herndon, Jr. dated July 27, 2001(1)
10.3           Management Agreement with Triton Holdings International Corp. (2)
10.4           Secured Promissory Note with Triton Holdings International Corp. (2)
10.5           Lease Agreement with Herndon(1)
10.6           Employment Agreement with Lawrence Tierney dated July 27, 2001(1)
14             Code of Ethics(3)
21             Subsidiaries (1)
31.1           Rule 13a-14(a)/15d-4(a) Certification Principal Executive Officer
31.2           Rule 13a-14(a)/15d-4(a) Certification Principal Financial Officer
32.1           Section 1350 Certification Principal Executive Officer
32.2           Section 1350 Certification Principal Financial Officer

(1)  Previously filed on Form 10-KSB for the fiscal year ended July 28, 2001.
(2)  Previously filed on Form 10-SB Registration Statement.
(3)  Previously filed on Form 10-KSB for the fiscal year ended July 31, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Auditors Fiscal Year ended July 31, 2004.

         Audit Fees: The aggregate fees, including expenses, billed by Spicer, Jeffries LLP for professional services rendered for the audit of the Company's consolidated financial statements during the fiscal year ending July 31, 2004 and for the review of the Company's financial information included in its quarterly reports on Form 10-QSB during the fiscal year ending July 31, 2004 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending July 31, 2004 was $18,250.

         Audit Related Fees: The aggregate fees, including expenses, billed by Spicer, Jeffries LLP for assurance and related services reasonably related to the performance of the Company's audit or review of the Company's financial statements were $1,648.

         Tax Fees: The aggregate fees, including expenses, billed by Spicer, Jeffries LLP for tax compliance, tax advice and tax planning during year 2004 was $3,865.

         All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by Spicer, Jeffries LLP during year 2004 was $-0-.

Fees to Auditors Fiscal Year ended July 30, 2005.

         Audit Fees: The aggregate fees, including expenses, billed by Spicer, Jeffries LLP for professional services rendered for the audit of the Company's consolidated financial statements during fiscal year ending July 31, 2004 and for the review of the Company's financial information included in its quarterly reports on Form 10-QSB during the fiscal year ending July 30, 2005 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending July 30, 2005 was $25,190.

         Audit Related Fees: The aggregate fees, including expenses, billed by Spicer, Jeffries LLP for assurance and related services reasonably related to the performance of the Company's audit or review of the Company's financial statements during the year ended July 30, 2005 were $1,625.

         Tax Fees: The aggregate fees, including expenses, billed by Spicer, Jeffries LLP for tax compliance, tax advice and tax planning during year 2005 was $3,537.

         All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by Spicer, Jeffries LLP during year 2005 was $-0-.

         The Audit Committee has considered whether the provisions of the services covered above under the captions is compatible with maintaining the auditor's independence.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 2, 2005.

                                        JUPITER MARINE INTERNATIONAL
                                        HOLDINGS, INC.


                                        By:/s/ Carl Herndon, Sr.
                                           -------------------------------------
                                           Carl Herndon, Sr., Director, Chief
                                             Executive Officer and President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  November 2, 2005                By:/s/ Carl Herndon, Sr.
                                           -------------------------------------
                                           Carl Herndon, Sr., Director, Chief
                                             Executive Officer and President



Dated:  November 2, 2005                By:/s/ Lawrence Tierney
                                           -------------------------------------
                                           Lawrence Tierney, Director, Chief
                                             Financial Officer and Secretary

                          JUPITER MARINE INTERNATIONAL
                          ----------------------------
                         HOLDINGS, INC. AND SUBSIDIARIES
                         -------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                            YEARS ENDED JULY 30, 2005
                            -------------------------
                               AND JULY 31, 2004
                               -----------------

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

Consolidated Balance Sheets                                                F-4

Consolidated Statements of Income                                          F-5

Consolidated Statements of Changes in Shareholders' Equity                 F-6

Consolidated Statements of Cash Flows                                      F-7

Notes to Consolidated Financial Statements                            F-8 - F-24

                                                             SPICER JEFFRIES LLP


                                                    CERTIFIED PUBLIC ACCOUNTANTS

                                            5251 SOUTH QUEBEC STREET o SUITE 200
                                               GREENWOOD VILLAGE, COLORADO 80111
                                                       TELEPHONE: (303) 753-1959
                                                             FAX: (303) 753-0338
                                                          www.spicerjeffries.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors
Jupiter Marine International Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Jupiter Marine International Holdings, Inc. and Subsidiaries as of July 30, 2005 and July 31, 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jupiter Marine International Holdings, Inc. and Subsidiaries as of July 30, 2005 and July 31, 2004, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.


                                                       /s/ SPICER JEFFRIES LLP
                                                       -----------------------
                                                           SPICER JEFFRIES LLP

Greenwood Village, Colorado
September 16, 2005

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         JULY 30, 2005 AND JULY 31, 2004
                         -------------------------------





                             ASSETS
                             ------                                              2005           2004
                                                                              -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                   $   356,361    $   602,936
  Accounts receivable                                                             172,309         16,622
  Inventory (Notes 2 and 4)                                                     1,443,737      1,133,681
  Prepaid expenses                                                                119,861         42,916
                                                                              -----------    -----------
                 Total current assets                                           2,092,268      1,796,155

PROPERTY AND EQUIPMENT, net (Note 5)                                            1,069,241        903,671

 OTHER ASSETS                                                                      19,160         18,660
                                                                              -----------    -----------

              TOTAL ASSETS                                                    $ 3,180,669    $ 2,718,486
                                                                              ===========    ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                            $   146,271    $   229,156
  Accrued expenses                                                                269,929        333,912
  Accrued interest (Note 10)                                                           --          5,096
  Accrued interest due to shareholders (Notes 6 and 10)                           117,259             --
  Customer deposits                                                                48,201         28,002
  Warranty reserve                                                                 73,937         89,586
  Capital lease obligation (Note 9)                                                    --          3,687
  Notes payable (Note 6)                                                          590,000        363,750
                                                                              -----------    -----------
                   Total current liabilities                                    1,245,597      1,053,189
                                                                              -----------    -----------

LONG-TERM LIABILITIES:
  Accrued interest due to shareholders (Notes 6 and 10)                                --        106,059
  Note payable to shareholders (Notes 6 and 10)                                        --        350,000
                                                                              -----------    -----------
                                                                                       --        456,059
                                                                              -----------    -----------
              TOTAL LIABILITIES                                                 1,245,597      1,509,248
                                                                              -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 9)                                                 --             --

SHAREHOLDERS' EQUITY (Note 7):
  Cumulative convertible preferred stock, $.001 par value, 5,000,000 shares authorized, ($-0- and $1,692,706 liquidation preference):
         Series A:  -0- shares issued and outstanding                                  --             --
         Series B:  -0- shares issued and outstanding                                  --             --
         Series C:  -0- and 998,722 shares issued and outstanding                      --            999
  Common stock, $.001 par value, 50,000,000 shares authorized,
     15,555,525 and 11,825,563 shares issued and outstanding                       15,556         11,826
  Additional paid-in capital                                                    3,490,157      3,153,400
  Deficit                                                                      (1,570,641)    (1,956,987)
                                                                              -----------    -----------
         TOTAL SHAREHOLDERS' EQUITY                                             1,935,072      1,209,238
                                                                              -----------    -----------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 3,180,669    $ 2,718,486
                                                                              ===========    ===========

        The accompanying notes are an integral part of these statements.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE YEARS ENDED JULY 30, 2005 AND JULY 31, 2004
               ---------------------------------------------------



                                                                                  2005            2004
                                                                              ------------    ------------
NET SALES                                                                     $ 11,463,235    $ 10,260,684

COST OF SALES (exclusive of depreciation)                                        8,594,446       7,733,922
                                                                              ------------    ------------

     GROSS PROFIT                                                                2,868,789       2,526,762
                                                                              ------------    ------------

OPERATING EXPENSES:
  Selling and marketing                                                            485,820         352,035
  General and administrative                                                     1,423,899       1,303,483
  Depreciation and amortization                                                    309,408         255,506
                                                                              ------------    ------------

     Total operating expenses                                                    2,219,127       1,911,024
                                                                              ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                                                                 (66,763)        (77,073)
  Other expense - loan guarantee                                                   (91,000)       (146,601)
  Impairment of assets                                                             (99,490)             --
  Other income                                                                      28,134          16,485
                                                                              ------------    ------------

     Total other income (expense)                                                 (229,119)       (207,189)
                                                                              ------------    ------------

NET INCOME BEFORE INCOME TAXES                                                     420,543         408,549
INCOME TAX EXPENSE (Note 8)                                                             --              --
                                                                              ------------    ------------

NET INCOME                                                                         420,543         408,549
  Dividends on preferred stock                                                     (34,197)        (73,719)
                                                                              ------------    ------------

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS                                  $    386,346    $    334,830
                                                                              ============    ============


BASIC AND DILUTED NET INCOME
      PER COMMON SHARE (Note 2):
          Basic                                                               $       0.03    $       0.04
                                                                              ============    ============
          Diluted                                                             $       0.02    $       0.03
                                                                              ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES
  OF COMMON STOCK OUTSTANDING
          Basic                                                                 14,693,321       9,020,364
                                                                              ============    ============

          Diluted                                                               16,237,277      11,853,424
                                                                              ============    ============


        The accompanying notes are an integral part of these statements.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED JULY 30, 2005 AND JULY 30, 2004
               ---------------------------------------------------




                                            Preferred Stock                 Common Stock             Additional
                                     ----------------------------    ----------------------------     Paid In
                                        Shares         $.001 Par        Shares        $.001 Par       Capital          Deficit
                                     ------------    ------------    ------------    ------------   -------------   -------------
BALANCES, July 26, 2003                 1,692,503    $      1,693       8,309,718    $      8,310   $  2,935,902    $ (2,291,817)


Issuance of common stock related
  to stockholder's loan guarantee
  and extension of note
  payable (Note 10)                            --              --       1,213,345           1,213        145,388              --

Conversion of Series A and B
  preferred stock                        (767,500)
                                                             (768)      2,302,500           2,303         (1,535)             --

Preferred stock dividend declared
  and issuable                             73,719              74              --              --         73,645         (73,719)

Net income                                     --              --              --              --             --         408,549
                                     ------------    ------------    ------------    ------------   ------------    ------------

BALANCES, July 31, 2004                   998,722             999      11,825,563          11,826      3,153,400      (1,956,987)



Preferred stock dividend declared
  and issuable                             34,197              34              --              --         34,163         (34,197)

Issuance of stock for services                 --              --         460,000             460         63,940              --

Issuance of stock for officer
  bonuses (Note 10)                            --              --         209,351             209         41,682              --

Issuance of common stock  related
  related to stockholder's loan
  guarantee (Note 10)                          --              --         454,773             455         90,545              --

Issuance of common stock for
  management bonuses (Note 10)                 --              --         540,000             540        107,460              --

Conversion of Series C preferred
  Stock                                (1,032,919)         (1,033)      2,065,838           2,066         (1,033)             --

Net income                                     --              --              --              --             --         420,543
                                     ------------    ------------    ------------    ------------   ------------    ------------

BALANCES, July 30, 2005                        --    $         --      15,555,525    $     15,556   $  3,490,157    $ (1,570,641)
                                     ============    ============    ============    ============   ============    ============









        The accompanying notes are an integral part of these statements.

                   JUPITER MARINE INTERNATIONAL HOLDINGS INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED JULY 30, 2005 AND JULY 30, 2004
               ---------------------------------------------------

                                                                                2005         2004
                                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $ 420,543    $ 408,549
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                            309,408      255,506
       Impairment of assets                                                      99,490           --
       Gain on asset disposition                                                     --       (4,500)
       Issuance of common shares to pay expenses                                305,291      146,601
       Decrease (increase) in:
         Accounts receivable                                                   (155,687)     137,637
         Inventory                                                             (308,528)    (245,896)
         Prepaid expenses                                                       (78,473)     (29,778)
         Other assets                                                              (500)      24,000
       Increase (decrease) in:
         Accounts payable                                                       (82,885)    (193,880)
         Accrued expenses                                                       (57,879)     236,598
         Customer deposits                                                       20,199       (3,727)
         Warranty reserve                                                       (15,649)      (6,554)
                                                                              ---------    ---------
         Net cash provided by operating activities                              455,330      724,556
                                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of equipment                                               --       34,500
       Purchases of property and equipment                                     (574,468)    (405,137)
                                                                              ---------    ---------
         Net cash used in investing activities                                 (574,468)    (370,637)
                                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings on notes payable and long term debt                           690,000      770,000
       Payments on notes payable and long term debt                            (817,437)    (905,619)
                                                                              ---------    ---------
         Net cash used in financing activities                                 (127,437)    (135,619)
                                                                              ---------    ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (246,575)     218,300

CASH AND CASH EQUIVALENTS, beginning of year                                    602,936      384,636
                                                                              ---------    ---------

CASH AND CASH EQUIVALENTS, end of year                                        $ 356,361    $ 602,936
                                                                              =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest                                                 $  60,659    $  83,707
                                                                              =========    =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
       Preferred stock dividends declared and payable in shares
         of Series B and C preferred stock                                    $  34,197    $  73,719
                                                                              =========    =========
       Common stock issued in payment of liabilities
         to shareholders                                                      $ 240,891    $ 146,601
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

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable
-------------------

The Company sells its boats and accessory products and services on credit terms widely used in its industry. It uses the allowance method to recognize bad debts by providing an allowance for uncollectible accounts receivable and charging actual write offs to the allowance. As of July 30, 2005 and July 31, 2004, the Company does not have an allowance for uncollectible accounts as management believes all receivables are collectible.

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

Long-Lived Assets
-----------------

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. If such review indicates that the asset is impaired, the asset's carrying amount is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the year ended July 30, 2005, the Company recognized impairment losses of $99,490. There were no impairment losses for the year ended July 31, 2004.

        The accompanying notes are an integral part of these statements.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Warranty Reserves
-----------------

The Company provides a limited warranty on all boat components for a period of twelve months from date of purchase. In addition, it provides a limited lifetime structural warranty on the fiberglass hull of each of its boats. The Company provides for anticipated warranty expenses through an allowance determined as a percentage of net sales based on actual historical experience. Increases to the reserve for allowances were $64,000 and $67,000 for the years ended July 30, 2005 and July 31, 2004, respectively. For these same periods, warranty expenses charged to the reserve were $79,649 and $58,939, respectively.

Revenue Recognition
-------------------

Revenue from the sale of boats is recognized at the time of physical delivery and transfer of legal title to its authorized dealers. The Company does not provide any right of return for the boats sold to its dealers but, as discussed in Note 9, it provides certain guarantees to some lenders who provide floor plan financing to some of its dealers.

Advertising Costs
-----------------

The Company purchases print advertising in industry publications and participates with its authorized dealers on a co-op basis in such advertising to promote its brand name and line of boats. Such costs are charged to operations as incurred without regard to any expected future benefit. Advertising costs were approximately $99,000 and $95,000 for 2005 and 2004, respectively.

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

Stock-Based Compensation
------------------------

The Company accounts for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's Consolidated Statements of Income.
        The accompanying notes are an integral part of these statements.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)
------------------------

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

The following table reflects the pro forma information regarding the Company's employee stock option grants for the years ended July 30, 2005 and July 31, 2004.

                                                                    July 30, 2005      July 31, 2004
                                                                    -------------      -------------
              Net income applicable to common shareholders            $  386,346        $   334,830
              Less: Stock based employee compensation
                      expense determined under fair value method         (53,546)          (137,144)
                                                                      ----------        -----------
              Pro forma net income                                    $  332,800        $   197,686
                                                                      ==========        ===========
              Net income per share - basic:
                        As reported                                   $     0.03        $      0.04
                                                                      ==========        ===========
                        Pro forma                                     $     0.02        $      0.02
                                                                      ==========        ===========
              Net income per share - diluted:
                        As reported                                   $     0.02        $      0.04
                                                                      ==========        ===========
                        Pro forma                                     $     0.02        $      0.02
                                                                      ==========        ===========

Net Income Per Share of Common Stock
------------------------------------

Net income per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share" requiring companies to report basic and diluted earnings per share. Basic net income per common share is computed using the weighted average number of common shares issued and outstanding during the period. Diluted net income per common share is computed using the weighted average number of common shares issued and outstanding plus any dilutive potential common shares outstanding during the period. The effects of dilutive potential shares outstanding during the years ended July 30, 2005 and July 30, 2004 are shown in the following table.

        The accompanying notes are an integral part of these statements.
                                      F-11

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income Per Share of Common Stock - (continued)
------------------------------------

                                                July 30, 2005      July 31, 2004
                                                -------------      -------------
Basic weighted average shares outstanding          14,693,321          9,020,364
   Effect of preferred stock conversion
                                                           --          1,997,444
   Effect of dilutive employee stock options        1,543,956            835,616
                                                -------------     --------------
Diluted weighted average shares outstanding        16,237,277         11,853,424
                                                =============     ==============

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

Fair Value of Financial Instruments
-----------------------------------

SFAS No. 107 requires the disclosure of fair value of financial instruments. The estimated fair value amounts have been determined by the Company's management using available market information and other valuation methods. However, considerable judgment is required to interpret market data in developing the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The carrying amounts reported in the consolidated balance sheets were used in estimating fair value disclosure for cash and cash

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

Fair Value of Financial Instruments (continued)
-----------------------------------

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

Recent Accounting Pronouncements
--------------------------------

In May 2005, the FASB issued FAS 154 (SFAS no. 154), Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47 (FIN No. 47), Accounting for Conditional Asset Retirement Obligations, and Interpretation of FASB Statement No. 143. This interpretation clarifies the timing for recording certain asset retirement obligations required by FASB Statement No. 143, Accounting for Asset Retirement Obligations. The provisions of FIN No. 47 are effective for years ending after December 15, 2005. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In December 2004, the FASB issued revised FAS No. 123 (SFAS No. 123R), Share-Based Payment. This standard eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for financial statements issued for the first interim period beginning after December 15, 2005 for small business issuers. The adoption of this accounting pronouncement will not have an effect on the consolidated financial statements until fiscal year 2006.

        The accompanying notes are an integral part of these statements.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)
--------------------------------

In December 2004, the FASB issued FAS 153, Exchanges of Nonmonetary Assets. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this Statement should be applied prospectively, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In November, 2004, SFAS 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" was issued by the Financial Accounting Standards Board. This statement amends prior accounting pronouncements to conform certain inventory accounting with international principles by clarifying the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. The statement requires that such costs be treated as current period charges regardless of their classification as abnormal in nature. In addition, the statement requires that fixed production overhead amounts be allocated to the costs of conversion based on the normal capacity of production facilities. The statement is effective for years beginning on or after June 15, 2005, although earlier application is allowed. The adoption of SFAS 151 did not effect the Company's financial position or results of operations.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, as amended. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. In general, SFAS No. 149 was effective for the Company on a prospective basis for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after that date. The adoption of SFAS No. 149 had no impact on the Company's financial position, results of operations, or cash flows.

NOTE 3 - SIGNIFICANT CUSTOMER CONCENTRATIONS

During the years ended July 30, 2005 and July 31, 2004, the Company's sales to major customers were approximately 60% (three customers ) and 78% (five customers) of its net sales, respectively. The Company's accounts receivable at each year end are substantially due from these customers.

        The accompanying notes are an integral part of these statements.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 4 - INVENTORY

The Company's inventory consists of the following as of each year end indicated:

                                          July 30, 2005         July 31, 2004
                                         ----------------     -----------------
                    Raw materials        $        569,463     $         302,391
                    Work in process               874,274               574,718
                    Finished goods                     --               256,572
                                         ----------------     -----------------
                                         $      1,443,737     $       1,133,681
                                         ================     =================

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following for each year end indicated:

                                                         July 30, 2005        July 31, 2004
                                                       ------------------   -----------------
                    Boat molds                         $        1,919,763   $       1,933,375
                    Leasehold improvements                        322,254             259,419
                    Machinery and equipment                       307,160             225,813
                    Office furniture and equipment                100,393              89,614
                                                       ------------------   -----------------
                                                                2,649,570           2,508,221
                    Accumulated depreciation                   (1,580,329)         (1,604,550)
                                                       ------------------   -----------------
                                                       $        1,069,241   $         903,671
                                                       ==================   =================

















        The accompanying notes are an integral part of these statements.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 6-  NOTES PAYABLE AND REVOLVING LINES OF CREDIT

At each year end, the Company has the following notes payable outstanding:

                                                                      July 30, 2005            July 31, 2004
                                                                   -------------------       -----------------
  Note payable to shareholders, interest at 10%, due in
      full February 14, 2006, subordinated to bank line
      of credit, collateralized by substantially all
      of the Company's assets.                                     $          350,000 (a)     $       350,000 (a)

  Note payable to bank, revolving line of credit (unused
      portion of facility is $260,000 at July 30, 2005),
      interest payable monthly at bank's prime rate
      plus 1.5% (7.75% at July 30, 2005), due December 31, 2005, collateralized by all of the Company's assets and
      personally guaranteed by its President.                                 240,000                 270,000

  Notes payable to individuals, interest at 8%,
      due through June, 2005, in quarterly installments                            --                  93,750
                                                                  -------------------         ---------------
                     Total notes payable                          $           590,000         $       713,750
                     Less:  Current maturities                                590,000                 363,750
                                                                  -------------------         ---------------
                     Long term portion of notes payable           $                --         $       350,000
                                                                  ===================         ===============

(a) During the year ended July 31, 2004, the due date of this note was extended until February 2006. This note was purchased from it's the original lender during the year ended July 26, 2003, by two officers of the Company in a private transaction. See note 10 for additional disclosures regarding these transactions.

The Company has a $200,000 revolving line of credit with a financial institution for the purchase of outboard engines, due February 1, 2006, collateralized by a $30,000 certificate of deposit. The unused balance on this revolving line of credit at July 30, 2005 is $200,000. This line of credit is personally guaranteed by the Company's president.

NOTE 7 -  SHAREHOLDERS' EQUITY

Preferred Stock
---------------

The Company has authorized 5,000,000 shares of convertible preferred stock and had previously issued 315,000 shares of Series A Preferred and 452,500 shares of Series B Preferred. During 2004, the total outstanding Series A and Series B preferred shares were automatically converted to 2,302,500 common shares on a 3 common shares for each preferred share basis. The Company had issued 998,722 of shares of Series C preferred at July 31, 2004. During 2005, the Company issued 34,197 shares of Series C preferred shares for payment of dividends, then the total 1,032,919 outstanding Series C preferred shares were automatically converted to 2,065,838 common shares on a 2 common shares for each preferred share basis. The features, rights and obligations of each series is described as follows.

        The accompanying notes are an integral part of these statements.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 7 -  SHAREHOLDERS' EQUITY - (continued)

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

Series B. The Company has authorized 500,000 shares of Series B convertible preferred stock. The features, rights and obligations of this series are identical to Series A preferred stock except that Series B preferred stock is subordinate to Series A.

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

During the years ended July 30, 2005 and July 31, 2004, the Board of Directors declared total annual dividends of $34,197 and $73,719, respectively, on the preferred stock series payable as described in the preceding paragraphs.

Common Stock
------------

During the years ended July 30, 2005 and July 31, 2004, the Company issued 2,065,838 and 2,302,500 common shares in connection with the conversions of preferred stock discussed above. In connection with the payment of certain amounts due to officers and for the guarantee of a bank line of credit and extending the due date of a note payable to officers as discussed in Note 10, it issued 454,773 and 1,213,345 common shares during the years ended July 30, 2005 and July 31, 2004, respectively. In addition, during the year ended July 30, 2005, the Company issued 460,000 common shares as payment for services, 209,351 common shares as payment of 2004 officer bonuses, and 540,000 common shares as payment of 2004 management bonuses.

        The accompanying notes are an integral part of these statements.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 7 -  SHAREHOLDERS' EQUITY (continued)

Stock Options and Warrants
--------------------------

The Company's Board of Directors grants options for the purchase of its common shares on a discretionary basis. In 2004, the Company adopted the 2004 management and director equity incentive and compensation plan. The Plan encourages and enables key employees, directors and consultants to participate in the company's future prosperity and growth by providing them with incentives and compensation based on the Company's performance, development and financial success. Options granted under this plan may be in the form of incentive stock options ("ISOs"), which are intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, or stock options that are not intended to qualify as ISOs ("NQSOs"). The maximum shares which may be issued under the Plan was initially 3,300,000 shares and was increased to 5,300,000 shares in November 2004. At July 30, 2005, 2,000,000 shares have been issued under this plan. The following table summarizes such grants and its outstanding options as of each year end indicated.

                                                     Non-Qualified Options                    Qualified Options
                                              -----------------------------------     ---------------------------------
                                                Number of        Weighted Average       Number of      Weighted Average
                                                 Options          Exercise Price         Options        Exercise Price
                                              ---------------   -----------------     -------------   -----------------

BALANCE, July 26, 2003                              1,581,200   $            0.67                --   $              --
     Granted                                               --                  --         1,000,000                0.14
     Exercised                                             --                  --                --                  --
     Forfeited                                       (225,000)               0.10                --                  --
                                              ---------------   -----------------     -------------   -----------------

BALANCE, July 31, 2004                              1,356,200                0.70         1,000,000                0.14
     Granted                                               --                  --         1,000,000                0.30
     Exercised                                             --                  --                --                  --
     Forfeited                                       (256,200)               0.60                --                  --
                                              ---------------   -----------------     -------------   -----------------

BALANCE, July 30, 2005                              1,100,000                0.72         2,000,000                0.30
                                              ===============   =================     =============   =================

Number of options exercisable
     at July 31, 2004                               1,356,200                0.70         1,000,000                0.14
                                              ===============   =================     =============   =================

Number of options exercisable
     At July 30, 2005                               1,100,000                0.72         1,000,000                0.14
                                              ===============   =================     =============   =================

The Company's issuances of options and warrants for the purchase of its common shares are generally described below (as adjusted for stock splits). In January 2005, the company awarded ISOs for the purchase of 1,000,000 shares at a price of $.30 per share to six key employees as inducement for them to relocate to central Florida. These options vest once the relocation has taken place. In May 2004, the Company awarded ISOs for the purchase of 1,000,000 shares at a price of $.14 per share to various officers and key employees in recognition of their service to the Company. In connection with a private placement of the Company's

        The accompanying notes are an integral part of these statements.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 7 -  SHAREHOLDERS' EQUITY (continued)

Stock Options and Warrants (continued)
--------------------------

common stock in 1999, the Company issued 225,000 warrants to placement agents, each redeemable for one share of common stock at a price of $.48 for a period of five years. These placement agent warrants expired in fiscal 2004. In connection with a private placement of the Company's Series C preferred stock in 1999, the Company issued 256,200 warrants to placement agents, each redeemable for one share of common stock at a price of $.60 for a period of five years. These placement agent warrants expired in fiscal 2005.

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

A summary of the Company's outstanding and exercisable stock options as of July 30, 2004 is as follows:

                                                                                  Weighted Average
                                                                Number         Remaining Contractual
         Exercise Price             Status                    of Options            Life (years)
         --------------             ------                    ----------            ------------
               $ 0.14               Outstanding                1,000,000                3.77
                 0.14               Exercisable                1,000,000                3.77
                 0.30               Outstanding                1,000,000                4.46
                 0.30               Exercisable                       --                4.46
                 0.50               Outstanding                  275,000                0.99
                 0.50               Exercisable                  275,000                0.99
                 0.625              Outstanding                  275,000                0.99
                 0.625              Exercisable                  275,000                0.99
                 0.75               Outstanding                  275,000                0.99
                 0.75               Exercisable                  275,000                0.99
                 1.00               Outstanding                  275,000                0.99
                 1.00               Exercisable                  275,000                0.99

Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock Based Compensation" as amended by SFAS 148, "Accounting for Stock Based Compensation - Transition and Disclosure", requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each option at the grant date by using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005 and 2004: expected volatility 212% and 204%, risk-free interest rate of 3.71% and 3.85%, expected dividends of 0%, and expected life of 5 years. This option pricing model results in a weighted average fair value of approximately $.30 and $.14 per share in 2005 and 2004, respectively.

        The accompanying notes are an integral part of these statements.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 7 -  SHAREHOLDERS' EQUITY (continued)

Stock Options and Warrants (continued)
--------------------------

Under the accounting provisions of SFAS 123, the Company's net income and income per share would have been decreased for the years ended July 30, 2005 and July 31, 2004 to the pro forma amounts indicated below.

                                                                             July 30, 2005        July 31, 2004
                                                                             -------------        -------------
                     Net income applicable to common shareholders            $     386,346        $     334,830
                     Less: Stock based employee compensation
                              expense determined under fair value method           (53,546)            (137,144)
                                                                             -------------        -------------
                     Pro forma net income                                    $     332,800        $     197,686
                                                                             =============        =============
                     Net income per share - basic:
                               As reported                                   $        0.03        $        0.04
                                                                             =============        =============
                               Pro forma                                     $        0.02        $        0.02
                                                                             =============        =============
                     Net income per share - diluted:
                               As reported                                   $        0.02        $        0.04
                                                                             =============        =============
                               Pro forma                                     $        0.02        $        0.02
                                                                             =============        =============

NOTE 8 - INCOME TAXES

During the year ended July 30, 2005, the Company utilized approximately $410,000 of its net operating loss carryforward, and at July 30, 2005 the Company has a remaining unused net operating loss carryforward of approximately $950,000 for income tax purposes, of which approximately $60,000 expires in 2012 and the remainder in the years 2018 through 2021. However, the ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. The net operating loss carryforwards may result in future income tax benefits of approximately $378,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. The valuation allowance for deferred tax assets decreased approximately $134,000 and $102,000 for the years ended July 30, 2005 and July 31, 2004, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.










        The accompanying notes are an integral part of these statements.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 8 - INCOME TAXES (continued)

The significant components of the Company's deferred tax assets and liabilities as of July 30, 2005 and July 31, 2004 are presented in the following table:

                                                 2005                   2004
                                               ---------             ---------
Deferred tax liabilities:
  Depreciation                                 $ (45,000)            $ (43,000)

Deferred tax assets:
  Net operating loss carryforwards               358,000               226,000
  Reserves for future costs and expenses          65,000                80,000
                                               ---------             ---------
Net deferred tax asset, originally reported      378,000               263,000
  Adjustment to net operating loss carryover          --               249,000
                                               ---------             ---------
Net deferred tax asset, restated                 378,000               512,000
Valuation allowance for deferred tax assets     (378,000)             (512,000)
                                               ---------             ---------
                                               $      --             $      --
                                               =========             =========

The Company's actual effective tax rate for these years is reconciled to the expected statutory tax rate as follows:

                                                        2005      2004
                                                      -------   -------
Expected Federal statutory tax (benefit) rate           34.00 %   34.00 %
Expected  state tax (benefit) rate, net of
  Federal tax                                            3.60 %    3.60 %
                                                      -------   -------

Expected combined statutory tax rate                    37.60 %   37.60 %
Utilization of net operating loss carryforward         (37.60)%  (37.60)%
                                                      -------   -------
Effective income tax rate                                0.00 %    0.00 %
                                                      =======   =======






        The accompanying notes are an integral part of these statements.
                                      F-21

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under operating and capital leases expiring through July 2006. The manufacturing facility is owned by the Company's president. Future minimum lease payments under the non-cancelable leases with initial terms greater than one year, as of July 30, 2005 are approximately as follows:

      Year Ended July,             Operating
      ----------------             ---------
            2006                   $ 216,340

Total rental expense for the years ended July 30, 2005 and July 31, 2004 was $303,533 and $299,261, respectively.

During December 2004, the Company entered into a Commercial Lease and Purchase Option with a third party for the lease and potential purchase of an additional operating facility in an effort to expand its manufacturing and production capacity. The facility will provide the Company with approximately 50,000 square feet of additional manufacturing and production space. Under the agreement the Company has agreed to lease certain properties and facilities in Florida for a term of one year at $14,500 per month. The lease shall commence on the earlier of the date the: (1) facilities are determined to meet all applicable environmental and building code requirements ("Code Requirements") or (2) the Company takes possession of the facilities. The Company agreed to contribute one-fourth of the funds necessary to satisfy Code Requirements. It was initially estimated that funds necessary to satisfy Code Requirements was $300,000. During the term of the lease the Company has a right and option to purchase the facility. If the Company exercises such option, all funds contributed by the Company to satisfy Code Requirements will be deducted from the purchase price. If the Company declines to exercise the option or is unable to secure acceptable financing, the Company's president will have a similar option to purchase the facility. As of July 30, 2005, the Company had contributed approximately $37,500 towards satisfying Code Requirements. However, since signing the Commercial Lease and Purchase Option, the estimate of funds necessary to satisfy Code Requirements has increased to approximately $1,000,000. If the Company cannot secure acceptable financing, it will not exercise its purchase option.







        The accompanying notes are an integral part of these statements.
                                      F-22

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

In the event the Company does not exercise its purchase option, the President has agreed to purchase the facility and lease it back to the Company and personally satisfy all Code Requirements without any cost to the Company.

Beginning in 2002, the Company entered into employment agreements with three of its principal executives for their services through July 27, 2006. Under the terms of the agreements, the base salaries totaling $375,000 under these agreements are automatically increased 5% annually. In addition, the executives shall receive additional compensation of a combined 9% of the Company's net income before income taxes annually, are reimbursed annually for their vehicle expenses and may purchase one boat annually from the Company at its manufacturing cost. These agreements can be terminated by the Company or the executives without cause. They are renewable for two additional one-year periods.

The Company sells its boats to independent dealers who, occasionally, finance the purchase through floor plan financing arrangements with lenders. In connection with this floor plan financing with certain dealers, the Company guarantees directly to lenders that they will repurchase boats with unencumbered titles that are in unused condition if the dealer defaults on its obligation to repay the loan. Since its inception and through July 30, 2005, the Company has not been required to repurchase any boats; however, the Company is contingently liable for approximately $1,007,000 under terms of these agreements as of July 30, 2005.

There are cash deposits in a single bank exceeding the federally insured account balance limit of $100,000. The excess account balance could be subject to loss if the bank should cease to operate.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company leases its office and manufacturing facilities from its President. Under the terms of the lease agreements, the Company pays the agreed monthly rents, applicable sales taxes, property taxes and it insures and maintains the buildings. For the years ended July 30, 2005 and July 31, 2004, the Company's President was paid rents of approximately $190,000 each year.









        The accompanying notes are an integral part of these statements.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 10 - RELATED PARTY TRANSACTIONS (continued)

In accordance with the terms of their employment agreements, two officers purchased boats from the Company in 2005 and 2004 at cost.

On November 21, 2002, the Company's President and its Chief Financial Officer ("buyers") entered into agreements with Triton International Holdings Corp. ("Triton") to acquire all rights, title and security interest in the Company's note payable to Triton (see Note 6), including accrued interest, the management agreement between the Company and Triton and 500,000 shares of its common stock held by Triton. The buyers agreed to pay a total consideration of $400,000 to acquire the note payable and management agreement and purchased the shares held by Triton for $10,000. At the date of the agreements, the note payable had a principal balance of $350,000 and accrued interest of $102,025. The buyers extended these amounts plus accrued interest since the date of their purchase to February 14, 2004. Pursuant to the terms of the note to which the buyers succeeded, additional consideration was due to the note holder as it was unpaid on its third anniversary. Under those terms, the Company was obligated to issue common shares at the rate of 4 shares for each dollar of the unpaid balance of the note (including accrued interest). Therefore, the buyers received 1,808,098 common shares in accordance with these terms. The fair value of these shares based on the shares purchased from Triton was $36,162. In addition, the Company owed Triton $78,333 under its management agreement. The buyers cancelled the Company's future commitment under the management agreement and forgave the amount due for past services as a contribution to paid in capital. On July 31, 2004, the Company issued 1,213,345 shares of common stock with a fair value of $146,601 to its President and Chief Financial Officer as payment for extending the due date of this note payable until February, 2006 and for personally guaranteeing the Company's bank line of credit.

On January 13, 2005, the Company's President and Chief Financial Officer received 209,351 shares of its common stock, in lieu of cash, as payment of bonuses in the amount of $41,891 earned pursuant to their respective employment contracts during the year ended July 31, 2004.

In addition, the Company was unable to renew its existing lines of credit without personal guarantees from its President. As payment for his personal guarantees, the Company issued the President 454,773 of its common shares with a fair value of $91,000 on January 13, 2005.

On July 29, 2005, the Company issued 540,000 of its common shares with a fair value of $108,000, in lieu of cash, as payment of non-executive management bonuses earned during the year ended July 31, 2004.



        The accompanying notes are an integral part of these statements.
                                      F-24