Form 10QSB
period 2005-10-29
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2005-12-09
CIK 1063154

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended  October 29, 2005
                                                    ----------------

(  )         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

       For the transition period from .............to.....................
         Commission file number .......................................

                   Jupiter Marine International Holdings, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Florida                                   65-0794113
               -------                                   ----------
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

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act.    Yes [ ]    No  [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 28, 2005:
15,555,525 shares of common stock.

         Transitional Small Business Disclosure Format (check one):
Yes  [ ]    No  [X]

Part I.  Financial Information
------   ---------------------

Item 1.  Consolidated Financial Statements
         Balance Sheets as of October 29, 2005 and July 30, 2005
         Statements of Operations for the three months ended October
           29, 2005 and October 30, 2004
         Statements of Cash Flows for the three months ended October 29, 2005 and October 30, 2004
         Notes to consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

Part II. Other Information
-------  -----------------

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submissions of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

PART I.  FINANCIAL INFORMATION
------   ---------------------
Item 1.  Financial information

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                October 29,         July 30,
                                                                                   2005              2005
                                                                                (unaudited)        (audited)
                                                                             ---------------------------------
                               ASSETS
                               ------
CURRENT ASSTS:
     Cash and cash equivalents                                               $       535,295   $      356,361
     Accounts receivable, net                                                        173,024          172,309
     Inventory                                                                     1,954,624        1,443,737
     Prepaid expenses                                                                 66,662          119,861
                                                                             ---------------------------------
         Total current assets                                                      2,729,605        2,092,268

PROPERTY AND EQUIPMENT:
     Boat molds                                                                    1,919,763        1,919,763
     Machinery and equipment                                                         323,939          322,254
     Leasehold improvements                                                          390,571          307,160
     Office furniture and equipment                                                  101,936          100,393
                                                                             ---------------------------------
                                                                                   2,736,209        2,649,570
     Less accumulated depreciation and amortization                                1,662,999        1,580,329
                                                                             ---------------------------------
     Property and equipment, net                                                   1,073,210        1,069,241
                                                                             ---------------------------------

OTHER ASSETS                                                                          19,160           19,160
                                                                             ---------------------------------

        TOTAL ASSETS                                                         $     3,821,975   $    3,180,669
                                                                             =================================

                 LIABILITIES AND STOCKHOLDER'S EQUITY
                 ------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                        $       534,111   $      146,271
     Accrued expenses                                                                365,653          269,929
     Accrued interest due shareholders                                               128,782          117,259
     Customer deposits                                                                28,022           48,201
     Warranty reserve                                                                 99,572           73,937
     Notes payable                                                                   510,000          590,000
                                                                             ---------------------------------
        Total current liabilities                                                  1,666,140        1,245,597

LONG-TERM LIABILITIES:                                                                    --               --
                                                                             ---------------------------------

        TOTAL LIABILITIES                                                          1,666,140        1,245,597
                                                                             ---------------------------------

SHAREHOLDERS' EQUITY:
     Common stock, $.001 par value, 50,000,000 shares authorized,
       15,555,525 and 15,555,525 issued and outstanding                               15,556           15,556
     Additional paid-in capital                                                    3,490,157        3,490,157
     Deficit                                                                      (1,349,879)      (1,570,641)
                                                                             ---------------------------------
        TOTAL SHAREHOLDER'S EQUITY                                                 2,155,834        1,935,072
                                                                             ---------------------------------
        TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                           $     3,821,974   $    3,180,669
                                                                             =================================


           See accompanying notes to consolidated financial statements

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                                   (unaudited)



                                                   October 29,              October 30,
                                                       2005                     2004
                                                  --------------         ------------------
NET SALES                                         $    3,134,300         $        2,756,530

COST OF SALES (exclusive of depreciation)              2,354,793                  2,061,393
                                                  ---------------        -------------------

   GROSS PROFIT                                          779,507                    695,137
                                                  ---------------        -------------------

OPERATING EXPENSES:
 Selling and marketing                                   111,354                     94,403
 General and administrative                              360,752                    335,374
 Depreciation and amortization                            82,670                     74,037
                                                  ---------------        -------------------

    Total operating expenses                             554,776                    503,814
                                                  ---------------        -------------------

OTHER INCOME (EXPENSE):
 Interest expense                                        (15,884)                   (16,910)
 Other income (expense)                                   11,915                      6,288
                                                  ---------------        -------------------

      Total other income (expense)                        (3,969)                   (10,622)
                                                  ---------------        -------------------

NET INCOME BEFORE INCOME TAXES                           220,762                    180,701
INCOME TAX EXPENSE                                            --                         --
                                                  ---------------        -------------------

NET INCOME                                               220,762                    180,701

 Dividends on preferred stock                                 --                    (18,429)
                                                  ---------------        -------------------

NET INCOME APPLICABLE TO
COMMON SHAREHOLDERS                               $      220,762         $          162,272
                                                  ===============        ===================

Basic and diluted net income  per
   common share
       Basic                                      $         0.01         $             0.02
                                                  ===============        ===================
       Diluted                                    $         0.01         $             0.01
                                                  ===============        ===================

Weighted average number of shares
  of common stock outstanding
      Basic                                           15,555,525                 12,280,068
      Diluted                                         17,555,525                 15,147,512





           See accompanying notes to consolidated financial statements

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED

                                                                               October 29,        October 30,
                                                                                  2005               2004
                                                                              (unaudited)         (unaudited)
                                                                              ------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                    $    220,762      $       180,701
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation and amortization                                                  82,670               74,037
     Issuance of common shares to pay expenses                                                           64,400
     Decrease (increase) in:
        Accounts receivable                                                           (715)            (103,985)
        Inventory                                                                 (510,887)             (68,681)
        Prepaid expenses                                                            53,199               (8,135)
     Increase (decrease) in:
        Accounts payable                                                           387,841               64,701
        Accrued expenses                                                            95,724              (76,061)
        Customer deposits                                                          (20,179)              40,000
        Warranty reserve                                                            25,635                 (375)
        Accrued interest payable                                                    11,523               14,744
                                                                              -------------     ----------------

          Net cash provided by operating activities                                345,573              181,346
                                                                              -------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property and equipment                                         (86,639)            (156,510)
                                                                              -------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings on notes payable and long term debt                             160,000                   --
        Payment on notes payable and long term debt                               (240,000)            (121,250)
        Payments on capital lease obligations                                           --               (1,188)
                                                                              -------------     ----------------

          Net cash used in financing activities                                    (80,000)            (122,438)
                                                                              -------------     ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               178,934              (97,602)

CASH AND CASH EQUIVALENTS, beginning of period                                     356,361              602,936
                                                                              -------------     ----------------

CASH AND CASH EQUIVALENTS, end of period                                      $    535,295      $       505,334
                                                                              =============     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest                                                $     15,884      $         1,875
                                                                              =============     ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
        Preferred stock dividends declared and payable in
         Shares of Series C preferred stock                                   $         --      $        18,429
                                                                              =============     ================




           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc.
                   Notes to consolidated Financial Statements
                                   (UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three month ended October 29, 2005, are not necessarily indicative of the results that may be expected for the year ending July 29, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended July 30, 2005.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period.

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

         The Company designs, manufactures and markets a diverse mix of high quality sportfishing boats under the Jupiter brand name. The outboard powered product line currently consists of five models:

         38' Forward Seating Center Console
         31' Cuddy Cabin
         31' Forward Seating Center Console
         31' Open Center Console
         27' Forward Seating Center Console

         The Company is in the process of developing a 29' Forward Seating Center Console that will be introduced at the Miami International Boat Show in February 2006. The 29' has been developed for boaters who desire a midsize sportfishing boat that provides the performance, features and comforts for which original Jupiter models are known. The new 29' is designed with a 9'4" beam to bridge the gap between the 27' and the 31' models in price and features.

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

Net Sales

         The Company's net sales were $3,134,300 for the quarter ended October 29, 2005 an increase of $377,770 (or 13.7%) as compared to $2,756,530 for the quarter ended October 30, 2004. The reason for this sales increase is directly related to our new 38' Forward Seating Center Console. The 38' was introduced at the 2005 Miami Boat Show (February 2005) and commenced production during the fourth fiscal quarter of last year. Management believes the 38' has been received favorably by both our dealers and retail customers. The Company believes the 38' has proven to be a very stable dry ride that performs well with two engines. There were 15 boats available for sale at dealer locations at October 29, 2005, compared to 17 boats in dealer inventory at October 30, 2004. Order backlog has remained constant at approximately six months.

         The effects of higher fuel prices, increases in the cost of other raw material and lower consumer confidence may contribute to a slow down of the economy which may temper our sales growth.

Cost of Sales and Gross Profit

         Cost of sales for the quarter ended October 29, 2005 was $2,354,793 resulting in $779,507 of gross profit or 24.9% of net sales. For the quarter ended October 30, 2004 cost of sales was $2,061,393 and gross profit was $695,137 or 25.2% of net sales. Gross profit remained stable as a percentage of sales despite increasing costs of raw materials such as the petroleum-based resin used in the manufacturing of the Company's boats. These costs increases were mostly offset by a 2006 model year price increase. Although the Company has been able to somewhat offset the increased raw material cost there can be no assurance that the Company will be able to do so in the future.

Selling, General and Administrative Expenses

         Selling and marketing expenses were $111,354, or 3.6% of net sales, for the quarter ended October 29, 2005 as compared to $94,403 or 3.4% of net sales for the same quarter of last year. This increase is attributable to higher advertising expenditures relating to the new 38' and more travel to boat shows and dealer locations.

         General and administrative expenses were $360,752 or 11.5% of net sales for the quarter ended October 29, 2005 compared to $312,374 or 11.3% of net sales for the same quarter of last year. The increase is attributable to salaries, quarterly bonus accrual, insurance and cost associated with our efforts to secure an additional facility of approximately $12,000. No new employees were added during the quarter.

         Depreciation and amortization expense increased by $8,633 to $82,670 for the quarter ended October 29, 2005 resulting from new additions, primarily boat molds.

         Interest expense of $15,884 was about the same as last year.

Liquidity and Capital Resources

         At October 29, 2005, the Company had cash and cash equivalents of $535,295 and working capital of $1,063,465.

         The Company anticipates that cash generated from operations should be sufficient to satisfy the Company's contemplated cash requirements for its current operations for at least the next twelve months. The Company does not anticipate any significant purchase of equipment during fiscal year 2006 at its current manufacturing facility. However, it is anticipated that from $1,000,000 to $1,500,000 will be needed to start up the additional facility located in Palmetto, Florida (see "Other Information"). These costs are associated with inventory, new boat molds and miscellaneous equipment. It is anticipated that funds for these activities will be provided from operations and an increase in the Company's credit line. In the event that sufficient funds are not generated from operations or from current credit facilities, the Company may seek third party financing. To date the Company has not secured any new financing.

         Net cash provided by operating activities was $345,573 for the three months ended October 29, 2005 compared to $181,346 for the three months ended October 30, 2004.

         Inventories at October 29, 2005 increased by $510,887 from July 30, 2005, primarily from increased outboard engine inventory and work in process to support the sales growth.

         Accounts payable at October 29, 2005 increased by $387,841 due to the increase in inventory, primarily engines.

         At October 29, 2005 accrued expenses were approximately $96,000 higher than at July 30, 2005 because of higher accrued wages, bonuses and other expenses.

         The Company spent $86,639 on the construction of new molds, primarily related to initial design costs of the 29' Forward Seating Center Console, during the three months ended October 29, 2005.

         The number and level of employees at October 29, 2005 should be adequate to fulfill the production schedule at the Company's current manufacturing facility. The Company anticipates hiring up to 75 additional employees over the next twelve months at its new facility (see "Other Information").

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         The management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

         No changes in the Company's internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II  OTHER INFORMATION
-------  -----------------

Item 1.  Legal Proceedings

         None.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         New Facilities

         During December 2004, the Company entered into a Commercial Lease and Purchase Option with a third party for the lease and potential purchase of an additional operating facility located in Palmetto, Florida in an effort to expand its manufacturing and production capacity. Under the agreement the Company agreed to initially lease a portion of the property and facilities (approximately 22,000 square feet) for a term of one year at $14,500 per month. The lease was to commence on the earlier of the date: (1) facilities are determined to meet all applicable environmental and building code requirements ("Code Requirements") or (2) Company takes possession of the facilities. The Company agreed to contribute one-fourth of the funds necessary to satisfy Code Requirements. It was initially estimated that funds necessary to satisfy Code Requirements was $300,000. Since signing the Commercial Lease and Purchase Option, the estimate of funds necessary to satisfy Code Requirements increased to approximately $1,000,000. Due to the Company's inability to secure financing to acquire the facilities on acceptable terms, the Company declined to exercise its option. Subsequent thereto, Carl Herndon, the Company's president, exercised his option to purchase the facilities. On December 1, 2005, Mr. Herndon entered into a purchase agreement for the facilities. On December 6, 2005, Mr. Herndon and the Company entered into a lease agreement under which the Company leases approximately 54,000 square feet of manufacturing and warehouse facilities from Mr. Herndon for approximately $30,700 per month increasing 5% per year. Mr. Herndon will personally satisfy all Code Requirements without any cost to the Company. The initial term of the lease is 5 years with three renewal terms for 5 years each. The Company believes that the rent per month to be paid to Mr. Herndon is equal or less than the rent that would be paid to a non-affiliate. Mr. Herndon has granted the Company a right of first refusal on a sale of the facilities during the term of the lease.

         The new facilities consist of three buildings on approximately 8 acres. The first building consisting of approximately 5,000 square feet is immediately available. The second building of approximately 17,000 square feet should be available in approximately 30 days. The third building of approximately 32,000 square feet should be available in approximately 90 days. The monthly lease payments are reduced by an aggregate of $31,400 for the first two months to help offset start-up costs. To date, the Company has spent approximately $37,500 related to the new facilities. The Company expects to incur expenses of up to $1,500,000 in 2006 for a variety of start up and operational costs, largely related to inventory, new boat molds, equipment and miscellaneous expenses. The Company will be responsible for these costs and all applicable property taxes, insurance and maintenance on the facility. It is anticipated that funds for these costs will be provided from operations and an increase in the Company's credit line. In the event that funding from operations and Company's credit line are insufficient to cover costs, the Company may seek third party financings. To date, the Company has not secured any financing.

         The Company intends to commence production of its new 29' Forward Seating Center Console model and the 31' Open and Cuddy Cabin models at this facility. Other models will remain in production at the Fort Lauderdale facility. The Company anticipates commencement of operations at the Palmetto facility within 30 days.

         Payment of Bonus Payable

         On December 6, 2005 the Company issued an aggregate of 1,405,547 restricted shares of its common stock to its executive officers and five other employees as payment of bonuses earned pursuant to their respective employment agreements during the fiscal year ended July 30, 2005. Such bonuses had been accrued since the end of the fiscal year ended July 30, 2005. The executive officers and employees agreed to receive the shares of stock in lieu of cash. The bonus payable to the Company's chief executive officer was $41,350. The bonus payable to the Company's chief financial officer was $20,675. The bonus payable to the Company's vice president of operations was also $20,675. The aggregate bonus payable to the executive officers and employees was $150,000. The shares were issued under the exemption from registration provided by section 4(2) of the securities act. The shares contain legends restricting their transferability absent registration or applicable exemption.

Item 6.  Exhibits

         31.1     Rule 13a-14(a)/15d-4(a) Certification of Principal Executive
                  Officer
         31.2     Rule 13a-14(a)/15d-4(a) Certification of Principal Financial
                  Officer
         32.1     Section 1350 Certification of Principal Executive Officer
         32.2     Section 1350 Certification of Principal Financial Officer

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             JUPITER MARINE INTERNATIONAL HOLDINGS, INC.


Date: December 8, 2005       By: /s/Carl Herndon
                                -----------------------------------------------
                                 Carl Herndon, Director, Chief Executive Officer (Principal Executive Officer) and President


Date: December 8, 2005       By: /s/Lawrence Tierney
                                ------------------------------------------------
                                 Lawrence Tierney, Director and Chief
                                 Financial Officer (Principal Financial Officer)