Form 10QSB
period 2006-01-28
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2006-03-15
CIK 1063154

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended January 28, 2006
                                                   ----------------

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

         Yes  [X]   No  [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

         Yes  [ ]   No  [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 6, 2006:
16,958,243 shares of common stock.

         Transitional Small Business Disclosure Format (check one):

         Yes  [ ]   No  [X]

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                                                                                        Page
                                                                                                        ----
Part I.           Financial Information                                                                   3
-------           ---------------------

Item 1.           Consolidated Financial Statements                                                       3

                  Balance Sheets as of January 28, 2006 and July 30, 2005                                 3

                  Statements of Operations for the three months and six months
                  ended January 28, 2006 and January 29, 2005                                             4

                  Statements of Cash Flows for the six months ended January 28,
                  2006 and January 29, 2005                                                               5

                  Notes to consolidated financial statements                                              6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                               7

Item 3.           Controls and Procedures                                                                 10

Part II.          Other Information                                                                       11
--------          -----------------

Item 1.           Legal Proceedings                                                                       11

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                             11

Item 3.           Defaults Upon Senior Securities                                                         11

Item 4.           Submissions of Matters to a Vote of Security Holders                                    11

Item 5.           Other Information                                                                       11

Item 6.           Exhibits                                                                                12

PART I   FINANCIAL INFORMATION
------   ---------------------

Item 1.  Consolidated Financial Statements

                        JUPITER MARINE INTERNATIONAL HOLDINGS, INC
                                     AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                                                                               January 28,        July 30,
                                                                                  2006              2005
                              ASSETS                                           (unaudited)       (audited)
                                                                            ----------------  ---------------
CURRENT ASSETS:
     Cash and cash equivalents                                              $       195,966   $      356,361
     Accounts receivable                                                            147,606          172,309
     Inventory                                                                    1,918,661        1,443,737
     Prepaid expenses                                                                71,421          119,861
                                                                            ----------------  ---------------

         Total current assets                                                     2,333,654        2,092,268

PROPERTY AND EQUIPMENT:
     Boat molds                                                                   2,274,365        1,919,763
     Machinery and equipment                                                        317,809          307,160
     Leasehold improvements                                                         577,715          322,254
     Office furniture and equipment                                                 101,936          100,393
                                                                            ----------------  ---------------
                                                                                  3,271,825        2,649,570
     Less accumulated depreciation and amortization                               1,672,918        1,580,329
                                                                            ----------------  ---------------

     Property and equipment, net                                                  1,598,907        1,069,241
                                                                            ----------------  ---------------

OTHER ASSETS                                                                         19,600           19,160
                                                                            ----------------  ---------------

       TOTAL ASSETS                                                         $     3,952,161   $    3,180,669
                                                                            ================  ===============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                       $       546,743   $      146,271
     Accrued expenses                                                               268,432          269,929
     Accrued interest due shareholders                                              130,305          117,259
     Customer deposits                                                               28,022           48,201
     Warranty reserve                                                                76,415           73,937
     Capital lease obligation                                                            --               --
     Notes payable                                                                  480,000          590,000
                                                                            ----------------  ---------------
        Total current liabilities                                                 1,529,917        1,245,597

LONG-TERM LIABILITIES:                                                                   --               --

        TOTAL LIABILITIES                                                         1,529,917        1,245,597
                                                                            ----------------  ---------------

SHAREHOLDER'S EQUITY:
     Common stock, $.001 par value, 50,000,000 shares authorized,
     16,958,243 and 15,555,525 issued and outstanding                                16,959           15,556
     Additional paid-in capital                                                   3,638,754        3,490,157
     Deficit                                                                     (1,233,469)      (1,570,641)
                                                                            ----------------  ---------------
        TOTAL SHAREHOLDER'S EQUITY                                                2,422,244        1,935,072

                                                                            ----------------  ---------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $     3,952,161   $    3,180,669
                                                                            ================  ===============

           See accompanying notes to consolidated financial statements

                        JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                      AND SUBSIDIARY

                             CONSOLIDATED STATEMENTS OF INCOME
                                        (UNAUDITED)

                                                   Three Months Ended                 Six Months Ended
                                              January 28,      January 29,        January 28,    January 29,
                                                 2006             2005               2006           2005
                                            -------------------------------    -----------------------------
NET SALES                                   $   3,439,337    $   2,614,651     $   6,573,637   $  5,371,181

COST OF SALES (exclusive of depreciation)       2,613,919        1,900,546         4,968,712      3,961,939
                                            -------------------------------    -----------------------------

   GROSS PROFIT                                   825,418          714,105         1,604,925      1,409,242
                                            -------------------------------    -----------------------------

OPERATING EXPENSES:
 Selling and marketing                            161,313           85,603           272,667        180,006
 General and administrative                       412,062          341,137           772,813        676,511
 Depreciation and amortization                     57,014           70,387           139,684        144,424
                                            -------------------------------    -----------------------------

    Total operating expenses                      630,389          497,127         1,185,164      1,000,941
                                            -------------------------------    -----------------------------

OTHER INCOME (EXPENSE):
Interest expense                                  (14,933)         (16,439)          (30,817)       (33,348)
Impairment of assets                              (73,844)              --           (73,844)            --
Interest expense - loan guarantee                      --          (91,000)               --        (91,000)
Other income                                       10,158            4,787            22,072         11,074
                                            -------------------------------    -----------------------------

      Total other income (expense)                (78,619)        (102,652)          (82,589)      (113,274)

NET INCOME BEFORE INCOME TAXES                    116,410          114,326           337,172        295,027

INCOME TAX EXPENSE                                     --               --                --             --
                                            -------------------------------    -----------------------------

NET INCOME                                        116,410          114,326           337,172        295,027

 Dividends on preferred stock                          --           (9,679)               --        (28,108)


NET INCOME APPLICABLE TO COMMON
SHAREHOLDERS                                $     116,410    $     104,647           337,172        266,919
                                            ===============================    =============================

Basic and diluted net income per
   common share
       Basic                                $        0.01    $        0.01     $        0.02   $       0.02
                                            ===============================    =============================
       Diluted                              $        0.01    $        0.01     $        0.02   $       0.02
                                            ===============================    =============================

Weighted average number of shares
  of common stock outstanding
      Basic                                    16,372,493       12,830,490        15,964,009     12,552,340
                                            ===============================    =============================
      Diluted                                  18,372,493       15,354,106        17,964,009     15,075,956
                                            ===============================    =============================



           See accompanying notes to consolidated financial statements

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                   (UNAUDITED)

                                                                    January 28,       January 29,
                                                                       2006              2005
                                                                    -----------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                          $  337,172      $     266,919
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                                      139,684            144,424
    Impairment of assets                                                78,844
    Issuance of common shares to pay expenses                          150,000            225,399
    Decrease (increase) in:
        Accounts receivable                                             24,703             (8,881)
        Inventory                                                     (474,924)          (460,879)
        Prepaid expenses                                                48,440            (17,323)
        Other assets                                                       440               (500)
    Increase (decrease) in:
        Accounts payable                                               400,472            212,046
        Accrued expenses                                                (1,497)          (113,676)
        Accrued interest payable                                        13,046              3,060
        Customer deposits                                              (20,179)           105,000
        Warranty reserve                                                 2,478             (9,446)
                                                                    -----------     --------------

          Net cash provided by (used in) operating activities          698,679            346,143
                                                                    -----------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from sale of property
        Purchase of property and equipment                            (749,074)          (403,526)
                                                                    -----------     --------------

          Net provided by cash (used in) investing activities         (749,074)          (403,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowing on notes payable and long term debt                  160,000
        Payment on notes payable and long term debt                   (270,000)           (72,500)
        Payments on capital lease obligations                                              (2,417)
                                                                    -----------     --------------

          Net cash used in financing activities                       (110,000)           (74,917)
                                                                    -----------     --------------

NET DECREASE IN CASH                                                  (160,395)          (132,300)

CASH - Beginning of the period                                         356,361            602,936
                                                                    -----------     --------------

CASH - End of the period                                            $  195,966      $     470,636
                                                                    ===========     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest                                      $    7,771      $      23,125
                                                                    ===========     ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES:
        Preferred stock dividends declared and payable in
           shares of Series C preferred stock                       $       --      $       9,679
                                                                    ===========     ==============



           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

Item 1. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six months ended January 28, 2006, are not necessarily indicative of the results that may be expected for the year ending July 29, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 30, 2005.

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

         The Company designs, manufactures and markets a diverse mix of high quality sportfishing boats under the Jupiter brand name. The product line, all powered with outboard engines, currently consists of five models:

         38' Forward Seating Center Console
         31' Open Center Console
         31' Cuddy Cabin
         31' Forward Seating Center Console
         29' Forward Seating Center Console

         Our new 29' Forward Seating Center Console was received very well by both our dealers and retail customers when it was introduced at the February 2006 Miami International Boat Show. The 29' was developed for boaters who desire the performance, features and comforts for which the Jupiter models are known, but in a mid size package.

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

         The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

Net Sales

         The Company's net sales were $3,439,337 for the three months ended January 28, 2006, an increase of $824,686 (or 31.5%) as compared to $2,614,651 for the same quarter of last year. For the six months ended January 28, 2006, the Company's net sales were $6,573,637, an increase of $1,202,456 (or 22.4%) as compared to $5,371,181 for the same six month period of last year. Demand for our products continues to remain very strong. The 38' Forward seating Center Console model, which commenced production during the fourth quarter of last year, continues to sell very well. At January 28, 2006, 17 boats were available for sale at dealer locations, compared to 16 boats in dealer inventory at the same time last year. Our order backlog has remained steady at about six months.

         The effects of higher fuel prices, higher interest rates, increases in cost of other raw material and lower consumer confidence may contribute to a slow down of the economy which may temper our sales growth.

Cost of Sales and Gross Profit

         Cost of sales for the three months ended January 28, 2006 was $2,613,919 resulting in $825,418 of gross profit or 24.0% of net sales. For the same quarter of last year cost of sales was $1,900,546 and gross margin was $714,105 or 27.3% of net sales. Cost of sales for the six months ended January 28, 2006 was $4,968,712 and gross profit was $1,604,925 or 24.4% of net sales.
For the six months ended January 29, 2005, cost of sales was $3,961,939 and gross profit was $1,409,242 or 26.2% of net sales. In the past, we have been able to offset increased cost of raw materials through improved efficiencies and increases in selling price. However, we have not been able to so do during this quarter, and we can not predict that we will be able to do so in the future. Management believes that any increase in the selling prices of our models at this time will have an adverse affect on sales. Additionally, costs of approximately $95,000, associated with the start up of our new Palmetto Florida manufacturing facility, has negatively affected our gross margins.

Selling, General and Administrative Expenses

         Selling and marketing expenses were $161,313, or 4.7% of net sales for the three months ended January 28, 2006 as compared to $85,603, or 3.3% of net sales for the same quarter of last year. For the six months ended January 28, 2006 selling and marketing expenses were $272,667, or 4.1% of net sales as compared to $180,006, or 3.4% of net sales for the same six months of last year. Advertising, boat show and brochure costs for the quarter and six months ended January 28, 2006 exceeded last year by approximately $42,000 and $55,000 respectively.

         General and administrative expenses were $412,062, or 12.0 % of net sales for the three months ended January 28, 2006 compared to $341,137 or 13.0% of net sales for the same quarter of last year. For the six months ended January 28, 2006 general and administrative expenses were $772,813, or 11.8% of net sales as compared to $676,511 or 12.6% of net sales for the same six months of last year. The company renewed its insurance coverage during the quarter ended January 28, 2006 at an increased cost of approximately $24,000.

         Depreciation and amortization expense decreased for the quarter and six months ended January 28, 2006 by $13,373 and $4,740 respectively because of older assets becoming fully depreciated and not starting depreciation on new additions until they come on line, which is anticipated to be during the third and fourth quarters of fiscal year 2006.

Other Income (Expense)

         The Company decided that it would temporarily discontinue the 27' Forward Seating model. Consequently, a provision for loss on disposition of assets in the amount of $73,844 was recorded as of January 28, 2006.

Liquidity and Capital Resources

         Cash and cash equivalents at January 28, 2006 were $195,966 as compared to $356,361 at July 30, 2005. Working capital at January 28, 2006 was $803,737 compared to $846,671 at July 30, 2005.

         The Company anticipates that cash generated from operations should be sufficient to satisfy its contemplated cash requirements for its current operations for at least the next twelve months. The Company does not anticipate any significant purchases of equipment during the remainder of fiscal year 2006 at its current manufacturing facility. However, it is anticipated that up to $1,00,000 will be needed to start up the Company's new Palmetto facility (see "Other Information"). These costs are associated with inventory and equipment purchases. It is anticipated that funds for these activities will be provided from operations and an increase in the Company's credit facilities (see "Other Information").

         Net cash provided by operating activities for the six months ended January 28, 2006 was $698,679 compared to $346,143 of cash provided by operating activities during the six months ended January 29, 2005. During the six months ended January 28, 2006 the Company used $160,395 of cash compared to a cash use of $132,300 for the same six months of last year.

         Inventories increased by $474,924 at January 28, 2006 compared to July 30, 2005 from higher work in process primarily related to the 38' Forward Seating Center Console model. Inventory will continue to increase during the remainder of the fiscal year as production at the Palmetto facility comes on line.

         Accounts payable increased by $400,472 at January 28, 2006 compared to July 30, 2005 because of the increase in inventory. Vendor accounts have remained within terms.

         Approximately $750,000 of equipment was purchased during the six months ended January 28, 2006 consisting of new molds, machinery and equipment, leasehold improvements and office equipment. Expenditures for new molds should decrease during the remainder of the fiscal year, but expenditures for equipment and leasehold improvements will increase as the new Palmetto facility is completed.

         The number and level of employees at January 28, 2006 should be adequate to fulfill the production schedule at the Company's current manufacturing facility. Approximately 60 additional employees will need to be hired at the Company's Palmetto, Florida manufacturing facility over the next twelve months.

         As disclosed above, the effects of higher fuel prices, higher interest rates, increases in cost of other raw material and lower consumer confidence may contribute to a slow down of the economy which may temper our sales growth. While we have had limited success in controlling our operational expenses and we continue to examine ways to reduce costs on a going-forward basis, as a public company we are constantly faced with increasing costs and expenses to comply with SEC reporting obligations. We will be required in fiscal 2007 to comply with the new annual internal control certification pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules. We expect that these and other compliance costs of a public company will increase significantly. In addition, our stock has historically been, and continues to be, relatively thinly traded, providing little liquidity for our shareholders. As a result of the foregoing, we have, from time-to-time considered, and expect from time-to-time to continue to consider strategic alternatives to maximize shareholder value.

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

PART II  OTHER INFORMATION
-------  -----------------

Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         On December 6, 2005, the Board of Directors approved the issuance of 1,405,547 shares of the Company's common stock, in lieu of cash, to its chief executive officer and chief financial officer and six other management employees as payment of bonuses earned during fiscal year ended July 30, 2005 at $.11 per share, which includes a 33% discount to market reflecting the three year restriction placed on the common stock on December 6, 2005. Such bonuses had been accrued at July 30, 2005. The bonus payable to the company's chief executive officer was $41,350 and the bonus payable to the company's chief financial officer was $20,675. The transaction was exempt from registration under Section 4(2) of the Securities Act. The shares were issued with legends restricting their transferability absent registration or applicable exemption. The employees received information regarding the Company or had knowledge of the Company's operations and business. Furthermore, the employees had the opportunity to ask questions about the Company.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         On December 1, 2005, the Company's president, Carl Herndon entered into a purchase agreement with a third party for certain facilities located in Palmetto, Florida. On December 6, 2005, Mr. Herndon and the Company entered into a lease agreement under which the Company leases approximately 54,000 square feet of manufacturing and warehouse facilities from Mr. Herndon for approximately $30,700 per month increasing 5% per year. Mr. Herndon will personally satisfy all applicable environmental and building code requirements without any cost to the Company. The initial term of the lease is 5 years with three renewal terms for 5 years each. The Company believes that the rent per month to be paid to Mr. Herndon is equal or less than the rent that would be paid to a non-affiliate. Mr. Herndon has granted the Company a right of first refusal on a sale of the facilities during the term of the lease.

         The new facilities consist of three buildings on approximately 8 acres. The first building, consisting of approximately 5,000 square feet, is immediately available. The second building of approximately 17,000 square feet became available on February 3, 2006. The third building of approximately 32,000 square feet should be available by May 1, 2006. The monthly lease payments are reduced by an aggregate of $31,400 for the first two months to help offset start-up costs. To date, the Company has spent approximately $240,000 related to the new facilities. The Company expects to incur additional expenses of up to $1,000,000 in 2006 for a variety of start up and operational costs, largely related to inventory, equipment and miscellaneous expenses. The Company will be responsible for these costs and all applicable property taxes, insurance and maintenance on the facility. It is anticipated that funds for these costs will be provided from operations and an increase in the Company's credit line.

         The Company will manufacture its new 29' Forward Seating Center Console model and the 31' Open and Cuddy Cabin models at the Palmetto facility. Other models will remain in production at the Fort Lauderdale facility. The Company commenced operations at the Palmetto facility, on a limited basis, on February 6, 2006.

         In March 2006 the Company negotiated an increase of its line of credit with a financial institution, from $500,000 to $750,000, and extended the due date of the line of credit to February 28, 2007. On March 14, 2006 the Company issued its chief executive officer 562,219 shares of its common stock in consideration for providing personal guarantees for the Company, which were required to secure the line of credit. On March 14, 2006 the Company also issued an aggregate of 360,049 shares of its common stock to its chief executive officer and chief financial officer in consideration for extending the due date on their note payable to February 28, 2008. The shares issued for the guarantees and extension were issued with legends restricting their transferability absent registration or applicable exemption.

Item 6.  Exhibits

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


                              JUPITER MARINE INTERNATIONAL HOLDINGS, INC.


Date: March 14, 2006          By: /s/ Carl Herndon
                                 -----------------------------------------------
                                 Carl Herndon, Chief Executive Officer
                                 (Principal Executive Officer)


Date: March 14, 2006          By: /s/ Lawrence Tierney
                                 -----------------------------------------------
                                 Lawrence Tierney, Chief Financial Officer
                                 (Principal Financial Officer)