Form 10QSB
period 2006-04-29
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2006-06-15
CIK 1063154

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 29, 2006
                                                 --------------

( )          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

  For the transition period from .................to..........................

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

         Yes  [ ]   No  [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 12, 2006:
18,863,861 shares of common stock.

         Transitional Small Business Disclosure Format (check one):

         Yes  [ ]   No  [X]

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.

                                                                                                           Page
                                                                                                           ----
Part I.           Financial Information                                                                     3
-------           ---------------------

Item 1.           Consolidated Financial Statements                                                         3

                  Balance Sheets as of April 29, 2006 and July 30, 2005                                     3

                  Statements of Operations for the three months and nine months
                  ended April 29, 2006 and April 30, 2005                                                   4

                  Statements of Cash Flows for the nine months ended April 29,
                  2006 and April 30, 2005                                                                   5

                  Notes to consolidated financial statements                                                6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                 7

Item 3.           Controls and Procedures                                                                  10

Part II.          Other Information                                                                        11
--------          -----------------

Item 1.           Legal Proceedings                                                                        11

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                              11

Item 3.           Defaults Upon Senior Securities                                                          11

Item 4.           Submissions of Matters to a Vote of Security Holders                                     11

Item 5.           Other Information                                                                        11

Item 6.           Exhibits                                                                                 11

PART I   FINANCIAL INFORMATION
------   ---------------------

Item 1.  Consolidated Financial Statements

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                April 29,         July 30,
                                                                                   2006             2005
                                                                             ---------------  ---------------
                               ASSETS                                          (unaudited)        (audited)
                               ------
CURRENT ASSETS:
     Cash and cash equivalents                                               $      334,541   $      356,361
     Accounts receivable                                                            168,296          172,309
     Inventory                                                                    2,192,411        1,443,737
     Prepaid expenses                                                                90,417          119,861
                                                                             ---------------  ---------------

         Total current assets                                                     2,785,665        2,092,268

PROPERTY AND EQUIPMENT:
     Boat molds                                                                   2,432,762        1,919,763
     Machinery and equipment                                                        360,798          307,160
     Leasehold improvements                                                         614,716          322,254
     Office furniture and equipment                                                 103,950          100,393
                                                                             ---------------  ---------------
                                                                                  3,512,226        2,649,570
     Less accumulated depreciation and amortization                               1,772,078        1,580,329
                                                                             ---------------  ---------------

     Property and equipment, net                                                  1,740,148        1,069,241
                                                                             ---------------  ---------------

OTHER ASSETS                                                                         21,758           19,160
                                                                             ---------------  ---------------

       TOTAL ASSETS                                                          $    4,547,571   $    3,180,669
                                                                             ===============  ===============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                        $      637,213   $      146,271
     Accrued expenses                                                               290,397          269,929
     Accrued interest due shareholders                                                    -          117,259
     Customer deposits                                                               28,022           48,201
     Warranty reserve                                                                79,165           73,937
     Capital lease obligation                                                             -                -
     Notes payable                                                                  350,000          590,000
                                                                             ---------------  ---------------
        Total current liabilities                                                 1,384,797        1,245,597

LONG-TERM LIABILITIES:
     Accrued interest due to shareholders                                           141,828                -
     Notes payable to shareholders                                                  350,000                -
                                                                             ---------------  ---------------
                                                                                    491,828                -

        TOTAL LIABILITIES                                                         1,876,625        1,245,597
                                                                             ---------------  ---------------

SHAREHOLDER'S EQUITY:
     Common stock, $.001 par value, 50,000,000 shares authorized,
     18,863,861 and 15,555,525 issued and outstanding                                18,864           15,556
     Additional paid-in capital                                                   4,066,606        3,490,157
     Deficit                                                                     (1,414,524)      (1,570,641)
                                                                             ---------------  ---------------
        TOTAL SHAREHOLDER'S EQUITY                                                2,670,946        1,935,072
                                                                             ---------------  ---------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $    4,547,571   $    3,180,669
                                                                             ===============  ===============

           See accompanying notes to consolidated financial statements

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     Three Months Ended                     Nine Months Ended
                                                  April 29,      April 30,               April 29,       April 30,
                                                    2006            2005                    2006           2005
                                              -------------------------------        -------------------------------
NET SALES                                     $   4,066,757     $  2,963,254         $   10,640,394   $   8,334,435

COST OF SALES (exclusive of depreciation)         3,178,447        2,199,905              8,147,158       6,160,185
                                              -------------------------------        -------------------------------

   GROSS PROFIT                                     888,310          763,349              2,493,236       2,174,250
                                              -------------------------------        -------------------------------
                                                      21.8%            25.8%                  23.4%           26.1%
OPERATING EXPENSES:
 Selling and marketing                              129,099          155,592                401,765         335,598
 General and administrative                         523,395          314,827              1,296,210         992,997
 Depreciation and amortization                       88,059           75,353                227,742         219,777
                                              -------------------------------        -------------------------------

    Total operating expenses                        740,553          545,772              1,925,717       1,548,372
                                              -------------------------------        -------------------------------

OTHER INCOME (EXPENSE):
 Interest expense                                   (13,710)         (17,199)               (44,527)        (50,547)
 Impairment of assets                                                                       (78,844)
 Other expense - loan guarantee                     (97,500)                                (97,500)        (91,000)
 Other income (expense)                            (217,602)           6,953               (190,531)         18,027
                                              -------------------------------        -------------------------------

      Total other income (expense)                 (328,812)         (10,246)              (411,402)       (123,520)

NET INCOME BEFORE INCOME TAXES                     (181,055)         207,331                156,117         502,358

INCOME TAX EXPENSE                                                      (744)                                  (744)
                                              -------------------------------        -------------------------------

NET INCOME                                         (181,055)         206,587                156,117         501,614

 Dividends on preferred stock                                         (4,870)                               (32,978)


NET INCOME APPLICABLE TO COMMON
SHAREHOLDERS                                  $    (181,055)    $    201,717         $      156,117   $     468,636
                                              ===============================        ===============================


Basic and diluted net income per
   common share
       Basic                                  $       (0.01)    $       0.01         $         0.01   $        0.03
                                              ===============================        ===============================
       Diluted                                $       (0.01)    $       0.01         $         0.01   $        0.03
                                              ===============================        ===============================

Weighted average number of shares
  of common stock outstanding
      Basic                                      16,958,243       14,496,911             16,295,420      14,092,921
      Diluted                                    17,958,243       16,013,087             16,962,087      15,609,097

           See accompanying notes to consolidated financial statements


                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                                   (UNAUDITED)

                                                                     April 29,         April 30,
                                                                       2006              2005
                                                                   -----------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                         $  156,117      $     501,614
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                                     227,742            219,777
    Impairment of assets                                               78,844
    Gain on asset disposition                                         (35,000)
    Issuance of common shares to pay expenses                         499,535            197,291
    Options issued as compensation                                     80,222
    Decrease (increase) in:
       Accounts receivable                                              4,013           (140,048)
       Inventory                                                     (748,674)          (459,361)
       Prepaid expenses                                                29,444            (42,863)
       Other assets                                                    (2,598)              (500)
    Increase (decrease) in:
       Accounts payable                                               490,942            151,919
       Accrued expenses                                                20,468           (156,722)
       Customer deposits                                              (20,179)            20,199
       Warranty reserve                                                 5,228              4,135
       Accrued interest payable                                        24,569              4,581
                                                                   -----------     --------------

         Net cash provided by (used in) operating activities          810,673            300,022
                                                                   -----------     --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of property                                  35,000                  -
       Purchase of property and equipment                            (977,493)          (620,246)
                                                                   -----------     --------------

         Net provided by cash (used in) investing activities         (942,493)          (620,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on notes payable                                                         (93,750)
       Net payments from line of credit
       Net borrowings from line of credit                             110,000            110,000
       Payments on capital lease obligations                                              (3,687)
                                                                   -----------     --------------

         Net cash used in financing activities                        110,000             12,563
                                                                   -----------     --------------

NET DECREASE IN CASH                                                  (21,820)          (307,661)

CASH - Beginning of the period                                        356,361            602,936
                                                                   -----------     --------------

CASH - End of the period                                           $  334,541      $     295,275
                                                                   ===========     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest                                      $   44,527      $      45,966
                                                                   ===========     ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
    AND FINANCING ACTIVITIES:
       Preferred stock dividends declared and payable in
          shares of Series B and Series C preferred stock          $        -      $      32,978
                                                                   ===========     ==============

           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

Item 1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-months ended and nine months ended April 29, 2006, are not necessarily indicative of the results that may be expected for the year ending July 29, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 30, 2005.

         In order to maintain consistency and comparability between periods presented certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period.

         The consolidated financial statements include Jupiter Marine International Holdings, Inc. (the "Company") and its wholly owned subsidiaries, Jupiter Marine International, Inc. and Phoenix Yacht Corporation. All inter-company balances and transactions have been eliminated.

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

         38' Forward Seating Center Console
         31' Open Center Console
         31' Cuddy Cabin
         31' Forward Seating Center Console
         29' Forward Seating Center Console

         Our new 29' Forward Seating Center Console was received very well by both our dealers and retail customers when it was introduced at the February 2006 Miami International Boat Show. The 29' was developed for boaters who desire the performance, features and comforts for which the Jupiter models are known, but in a mid size package. This new model will be produced at our Palmetto, Florida facility, which became fully operational on February 6, 2006.

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

Net Sales

         The Company's net sales were $4,066,757 for the three months ended April 29, 2006, an increase of $1,103,503 (or 37.2%) as compared to $2,963,254 for the same quarter of last year. For the nine months ended April 29, 2006, the Company's net sales were $10,640,394, an increase of $2,305,959 (or 27.7%) as compared to $8,334,435 for the same nine month period of last year. The 38'

Forward Seating Center Console model, which commenced production during the fourth quarter of last year, accounts for the sales increase. Demand for our other products continues to remain very strong. The first of our new 29' Center Console models was sold during the third quarter as we continue to ramp up our production of this model at our new Palmetto Florida facility. At April 30, 2006, 17 boats were available for sale at dealer locations, compared to 14 boats in dealer inventory at the same time last year. This three-boat increase is attributable to our dealers keeping the new 38' Forward Seating Center Console in inventory. Our order backlog has remained steady at about six months.

         The effects of higher fuel prices, higher interest rates, increases in cost of other raw material and lower consumer confidence may contribute to a slow down of the economy, which may temper our sales growth.

Cost of Sales and Gross Profit

         Cost of sales for the three months ended April 30, 2006 was $3,178,447 resulting in $888,310 of gross profit or 21.8% of net sales. For the same quarter of last year cost of sales was $2,199,905 and gross margin was $763,349 or 25.8% of net sales. Cost of sales for the nine months ended April 29, 2006 was $8,147,158 and gross profit was $2,493,235 or 23.4% of net sales. For the nine months ended April 30, 2005, cost of sales was $6,160,185 and gross profit was $2,174,250 or 26.1% of net sales. In the past, we have been able to offset increased cost of raw materials through improved efficiencies and increases in selling price. However, we have not been able to so do during this quarter, and we cannot predict that we will be able to do so in the future. Management believes that any increase in the selling prices of our models at this time will have an adverse affect on sales. The Company incurred expenses of approximately $168,000 and $378,000 during the three and nine months ended April 29, 2006 due to normal start up costs and expenses associated with the Palmetto facility.

Selling, General and Administrative Expenses

         Selling and marketing expenses were $129,099, or 3.2% of net sales for the three months ended April 29, 2006 as compared to $155,592, or 5.3% of net sales for the same quarter of last year. For the nine months ended April 29, 2006 selling and marketing expenses were $401,765, or 3.8% of net sales as compared to $335,598, or 4.0% of net sales for the same nine months of last year. For the quarter ended April 29, 2006 advertising expenditures and boat show payments were below the same quarter of last year. However, these categories were up for the nine months ended April 29, 2006 due to the timing of expenditures. During the third quarter of last year we placed more advertisements promoting the introduction of the 38' then we did during the same quarter of this year. General and administrative expenses were $523,396, or 12.9% of net sales for the three months ended April 29, 2006 compared to $314,211 or 10.6% of net sales for the same quarter of last year. For the nine months ended April 29, 2006 general and administrative expenses were $1,296,209, or 12.2% of net sales as compared to $992,997 or 11.9% of net sales for the same nine month period of last year. As of April 30, 2006 $100,000 of management incentive bonuses were accrued. Last year bonuses were not accrued until the fourth quarter of the year. Additionally, insurance cost have increased as a result of higher sales, more covered assets and an overall increase in premiums.

For the quarter ended April 29, 2006, the Company has adopted the provision of Financial Accounting Standards No. 123 (SFAS No. 123R), Share-Based Payment. As a result of adopting this accounting pronouncement the Company recorded $80,222 of compensation costs from employee stock options that vested this quarter. The increase in depreciation and amortization expense for the three and nine months ended April 29, 2006 by $12,090 and $5,690 respectively was due to new additions for the Palmetto facility and new molds for the 29' Center Console.

Other Income (Expense)

         On March 14,2006 the Company issued its chief executive officer an aggregate of 562,219 restricted shares of its common stock in consideration for its chief executive officer providing personnel guarantees for the Company. Such guarantees were required to secure a line of credit from a financial institution up to $750,000. This transaction was recorded as Other Expense - Loan Guarantees in the amount of $97,500.

         One March 14, 2006 the Company issued to its chief executive officer and its chief financial officer 360,049 restricted shares of its common stock in consideration for these officers extending the due date of their note payable to February 28, 2008. This transaction was recorded as Other Income (Expense) in the amount of $62,440.

         In addition, on March 31, 2006 the Company entered into 5-year employment agreements with its chief executive office and chief financial officer. Under the agreements the Company issued an aggregate of 800,000 shares of its common stock as an inducement for the officers entering into new employment agreements. Under the agreements the Company also issued incentive stock options to purchase an aggregate of 1,500,000 shares of its common stock, exercisable at $.32 per share and such option vesting in equal installments over a 5-year period from the date of the employment agreements. Also on March 31, 2006, the Company issued its independent director 200,000 shares of common stock in consideration for his service on the board of directors. These transactions were recorded as Other Income (Expense) in the amount of $190,000.

         Interest expense decreased slightly for the three and nine months ended April 29, 2006 due to lower average borrowings on the line of credit.

         During the nine months ended April 29, 2006, the Company decided that it would temporarily discontinue the 27' Forward Seating model. Consequently, a provision for loss on disposition of assets in the amount of $78,844 was recorded as of January 28, 2006.

Liquidity and Capital Resources

         Cash and cash equivalents at April 29, 2006 were $334,541 as compared to $356,361 at July 30, 2005. Working capital at April 29, 2006 was $1,400,868 compared to $846,671 at July 30, 2005.

         The Company anticipates that cash generated from operations should be sufficient to satisfy its contemplated cash requirements for its current operations for at least the next twelve months. The Company does not anticipate any significant purchases of equipment during the remainder of fiscal year 2006 at its current manufacturing facility. However, it is anticipated that up to $500,000 will still be needed to bring the Company's Palmetto facility up to full production capability. These costs are associated with inventory and equipment purchases. It is anticipated that funds for these activities will be provided from operations and an increase in the Company's credit facilities.

         Net cash provided by operating activities for the nine months ended April 29, 2006 was $810,673 compared to $300,022 of cash provided by operating activities during the nine months ended April 30, 2005.

         Inventories increased by $748,674 at April 29, 2006 compared to July 30, 2005 from higher work in process primarily related to building inventory at the new Palmetto facility.

         Accounts payable increased by $490,942 at April 29, 2006 compared to July 30, 2005 because of the increase in inventory. Vendor accounts have remained within terms.

         Approximately $977,000 of equipment for the Palmetto facility was purchased during the nine months ended April 29, 2006 consisting of new molds ($477,000), machinery and equipment ($74,000), leasehold improvements ($415,000) and office equipment ($11,000).

         The number and level of employees at April 29, 2006 should be adequate to fulfill the production schedule at the Company's Fort Lauderdale manufacturing facility. Approximately 30 additional employees will need to be hired at the Company's Palmetto, Florida manufacturing facility over the next nine months.

         As disclosed above, the effects of higher fuel prices, higher interest rates, increases in cost of other raw material and lower consumer confidence may contribute to a slow down of the economy, which may temper our sales growth. While we have had limited success in controlling our operational expenses and we continue to examine ways to reduce costs on a going-forward basis, as a public company we are constantly faced with increasing costs and expenses to comply with SEC reporting obligations. We will be required in fiscal 2007 to comply with the new annual internal control certification pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules. We expect that these and other compliance costs of a public company will increase significantly. In addition, our stock has historically been, and continues to be, relatively thinly traded, providing little liquidity for our shareholders. As a result of the foregoing, we have, from time-to-time considered, and expect from time-to-time to continue to consider strategic alternatives to maximize shareholder value.

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

PART II  OTHER INFORMATION
-------  -----------------

Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         No unregistered sales of equity securities were made during the period covered by this report, except as previously disclosed under the Company's Form 8-K Current Report filed on April 3, 2006 and Form 10-QSB Quarterly Report for the period ended January 28, 2006.

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

                                   JUPITER MARINE INTERNATIONAL
                                   HOLDINGS, INC.


Date: June 9, 2006                 By: /s/ Carl Herndon
                                      ------------------------------------------
                                         Carl Herndon, Chief Executive Officer
                                         (Principal Executive Officer)


Date: June 9, 2006                 By: /s/ Lawrence Tierney
                                      ------------------------------------------
                                         Lawrence Tierney, Chief
                                         Financial Officer (Principal Financial
                                         Officer)