Form 10KSB
period 2006-07-29
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2006-10-27
CIK 1063154

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended July 29, 2006
                                   -------------

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

                                  Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

State issuer's revenues for its most recent fiscal year. $15,150,389

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. ($0.18 on October 4, 2006) $1,352,326.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 20, 2006: 18,863,861 Shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One).   Yes [ ]    No [X]



                                                 Table of Contents


                                                                                                          Page
                                                                                                          ----
Item 1.       Description of Business............................................................          3

Item 2.       Description of Property............................................................          7

Item 3.       Legal Proceedings..................................................................          8

Item 4        Submission of Matters to a Vote of Security Holders................................          8

PART II

Item 5.       Market for Common Equity, Related Stockholder Matters
              and Small Business Issuer Purchases of Equity Securities...........................          8

Item 6.       Management's Discussion and Analysis or Plan of Operation..........................          9

Item 7.       Financial Statements...............................................................          15

Item 8.       Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure.............................................          16

Item 8A.      Controls and Procedures............................................................          16

Item 8B.      Other Information..................................................................          16

PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act..................................          16

Item 10.      Executive Compensation.............................................................          18

Item 11.      Security Ownership of Certain Beneficial
              Owners and Management and Related Stockholder Matters..............................          22

Item 12.      Certain Relationships and Related Transactions.....................................          23

Item 13.      Exhibits...........................................................................          24

Item 14.      Principal Accountant Fees and Services.............................................          25

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business

         Jupiter Marine International Holdings, Inc. (JMIH), a Florida corporation, was incorporated on May 19, 1998. On May 26, 1998, JMIH acquired all of the outstanding shares of common stock of Jupiter Marine International, Inc. (JMI), a boat manufacturing company, which was incorporated under the laws of the State of Florida on November 7, 1997. JMIH and JMI will sometimes be collectively referred to as the "Company". The Company's principal offices and manufacturing facilities are located in Fort Lauderdale, Florida. The Company's web site address is www.jupitermarine.com.

         The Company designs, manufactures and markets a diverse mix of high quality sport fishing boats under the Jupiter name. The product line currently consists of five models:

         29' Forward Seating Center Console
         31' Open Center Console
         31' Cuddy Cabin
         31' Forward Seating Center Console
         38' Forward Seating Center Console

Products

         The list prices for the Jupiter 38' model range from $223,850 to $269,540. The Jupiter 31 models range from $156,340 to $162,350 and the Jupiter 29 ranges from $139,990 to $144,140. Optional equipment specified by the customer is additional. The Company provides each boat purchaser with a limited lifetime hull structure warranty and a 12-month warranty on any other part manufactured by the Company.

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

         31' Open Center Console
         -----------------------

         The 31' Open Center Console is designed for the more serious fisherman and provides more open angling space and fuel capacity than our other models. Fishing amenities include optional dual station tower, dual livewells and twin-oversized fishboxes. This model includes a private stand up compartment with 6'2" headroom containing a vanity with sink and shower and room for optional marine head.

         31' Cuddy Cabin Center Console
         ------------------------------

         The 31' Cuddy Cabin fits the perfect balance between fish and fashion. The 31' Cuddy is designed with the family fisherman in mind. The spacious forward cabin has room for get-away weekends or overnighting. Topside, there is ample room for fishing and generous seating areas for cruising. A fishbox, baitwell, rod holders and rod storage are standard, as is the large stand-up console with room for an optional marine head.

         31' Forward Seating Center Console
         ----------------------------------

         The 31' Forward Seating model is designed for serious anglers who also need the additional seating for family and friends when cruising or entertaining. The U-shaped, cushioned forward area provides comfortable seating for six adults and is roomy enough for lounging and sunbathing.

         29' Forward Seating Center Console
         ----------------------------------

         The 29' Forward Seating model is a completely new design, conceived by the Jupiter staff and designed with the assistance of renowned naval architect Donald Blount. The 29' was developed for those boaters who desire the performance, features and comforts for which Jupiter's are known in a midsize package. Powered by twin 250 horsepower outboards, the 29' caters to the ardent fisherman with standard items such as walk-through transom door, rod storage lockers and fishboxes. The standard rocket launcher/tackle center features a 45-gallon stand up livewell, fresh water sink and shower, tackle storage, cushions and footrest. There is ample room in the in the step-down center console for a marine toilet.

Manufacturing

Facilities
----------

         The Company's manufacturing plants are set up with full-length assembly lines. Each line operates at a rate that is determined by sales demand. It is Management's intent that each assembly line run at a consistent line rate so that the workstations become repetitive and components can be assembled in quantity at a most efficient rate. A line rate can generally be increased or decreased by simply adding or subtracting workers and material on the line. Construction of a Jupiter outboard model, depending on size, takes approximately four to six weeks to complete.

         The Company built 83 boats at its Ft. Lauderdale facility during fiscal year 2006, which was approximately full capacity. The Company added additional manufacturing capacity when it opened its Palmetto manufacturing facility in February 2006. Ten boats were built at this facility from February 2006 through July 29, 2006. When this facility becomes fully operational it will have the capacity to build in excess of 100 boats per year. Additional manpower, equipment and tooling is required. Management believes the Palmetto facility will be fully operational by October 2007.

Production
----------

         The first phase of manufacturing involves creating the hulls and decks of the boats. This is accomplished by the hand "laying-up" (taking sheets of fiberglass material and laying them in place along the bottom and up the hull of a mold) of high quality resins and fiberglass material over a foam core in the molds. Fiberglass is a fabric type material that is made of fiberglass strands and distributed in rolls, much the same as cotton fabrics. There are many types and styles of fiberglass cloth, the most common being bi-directional, which means the structural strands of material are woven in two directions normally at right angles to each other. Tri-directional fiberglass is basically the same material as bi-directional fiberglass with the difference being that the structural strands of fiberglass are woven or knitted in three different directions in a variety of combinations. This procedure and components combine to create a composite structure with strong outer and inner skins with a thicker, lighter core in between. The laying-up of fiberglass by hand, rather than using chopped fiberglass and mechanical applicators, results in a more uniform consistency and superior strength and appearance.

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

Design

         The Company's deep-v hulls are specifically designed to perform at high speeds in offshore sea conditions, while providing their passengers a smooth, comfortable and dry ride. There is no lean or cavitation (vibration and inefficiencies caused by boat propeller slippage occurring when a boat propeller does not have solid contact with the water) in a turn.

          Performance characteristics result from the "posi-stern" hull design, developed by JMI, which reduces drag, planes faster, turns sharper, and increases fuel economy. This hull design, combined with stern lifting strakes, creates a variable dynamic lift that provides a level, stable, and soft ride.

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

         Design and tooling for new boat models and improvements to existing models is an integral part of the Company's business and will be ongoing. Time involved will be dependent on the magnitude of the project and could range from three to twelve months. The anticipated cost in planning and designing a new boat is approximately $500,000. It is anticipated that the costs of these projects will be funded with additional financing as well as from cash flows from operations.

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

         JMI markets its product lines in nationally circulated magazines and trade publications including Boating Magazine, Sports Fishing, Florida Sportsman, Motor Boating and Saltwater Sportsman. JMI intends to attend most major boat shows and exhibitions within its market area, as well as sponsoring boats in selected fishing tournaments.

         The marketing of boats to retail customers is the direct responsibility of authorized dealers, whose efforts are supplemented by the Company through advertising in boating magazines and participation in boat shows. The Company`s dealers are located in the United States along the East Coast and Gulf of Mexico. These dealers are not exclusive to the Company and may carry the boats of other companies. The Company uses discretion in locating new dealers in an effort to protect the interests of the existing dealers. The Company normally does not manufacture boats for inventory. Most boats are pre-sold to a dealer when entering the production line. The Company currently has agreements with 10 boat dealers. The Company is in the process of seeking additional qualified boat retailers to act as dealers.

         The Company sells all of its boats through retail dealers with payment due at time of delivery. However, approximately 52% of Company shipments are made pursuant to commercial dealer floor plan financing programs. Under these arrangements, a dealer establishes lines of credit with one or more, Company approved third-party lenders for the purchase of inventory. When a dealer purchases a boat pursuant to a floor plan arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to the Company usually within five days.

         The Company has agreed to repurchase boats with unencumbered titles from an approved third-party lender, which have been repossessed from a dealer and returned to the Company in new or like new condition. Since its inception and through July 29, 2006, the Company has not been required to repurchase any boats. However, the Company is contingently liable for approximately $1,938,532 under terms of these agreements as of July 29, 2006. Except as noted above, the Company has no other obligation to repurchase boats from its dealers.

Competition

         The market for sport fishing boats is extremely competitive. The Jupiter line competes directly with many other manufacturers in its market segment including but not limited to: Intrepid Powerboats, Inc., Contender Boats, Inc., Grady-White Boats, Pursuit (a Division of S2 Yachts), and Regulator.

Employees

         Gevity HR (Gevity) has been engaged by JMIH to provide all personnel and human resource management services. The Company employs approximately 73 full-time personnel at its Ft. Lauderdale facility, including 12 administrative and executive personnel and 47 at its Palmetto facility, including 2 administrative and executive personnel. The agreement with Gevity may be terminated upon 30 days written notice. Management believes its relationship with its employees is good and does not foresee any difficulties in hiring additional employees.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases a 32,140 square foot facility located at 3391 S.E. 14th Avenue, Fort Lauderdale, Florida for its Ft. Lauderdale boat manufacturing operation and executive offices. The Company leases the facility from Carl Herndon, the Company's President and Chief Executive Officer. The lease was renewed on July 31, 2006 for an additional three years or through July 2009. The renewed lease requires the Company to pay initial monthly lease payments of $18,356.44 per month plus applicable real estate and sales taxes. The lease payments are subject to a 5% annual increase.

         Three additional buildings of 6,250, 3,240 and 5,000 square feet, which are located adjacent to the Fort Lauderdale manufacturing facility, are leased from an independent lessor. The monthly rent for these buildings is $4,194, $2,542 and $3,276. Two of theses leases expire on July 31, 2008. The other lease expires on September 30, 2008.

         On December 6, 2005, the Company entered into a lease with Carl Herndon, the Company's President and Chief Executive Officer for its Palmetto boat manufacturing facility located at 1103 12th Avenue East, Palmetto, Florida 34221 consisting of three buildings totaling 53,648 square feet. The term of the lease is for five years with three additional renewal periods of five years each. Landlord may terminate the lease prior to the commencement of any renewal periods. The lease requires the Company to pay initial monthly lease payments of $30,700.00 per month plus applicable real estate and sales taxes. The lease payments are subject to a 5% annual increase. The Company has a "right of first refusal" to purchase the facility in the event the facility is sold during the term of the agreement.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity

         Effective July 28, 2004, the Company's common stock is quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol "JMIH". The following table sets forth the high and low bid quotations for the Company's common stock as traded on the OTCBB for the calendar year periods indicated. The Company's common stock is thinly traded. On October 4, 2006 the closing bid price of the Company's common stock was $.18. Quotations, as supplied by the OTCBB, reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

Calendar Period                                  High             Low
---------------                                  ----             ---

Quarter ended September 30, 2004                 $.35             $.14
Quarter ended December 31, 2004                  $.36             $.28
Quarter ended March 31, 2005                     $.43             $.27
Quarter ended June 30, 2005                      $.33             $.25
Quarter ended September 30, 2005                 $.32             $.26
Quarter ended December 31, 2005                  $.225            $.225
Quarter ended March 31, 2006                     $.29             $.29
Quarter ended June 30, 2006                      $.24             $.24
Quarter ended September 30, 2006                 $.205            $.17

         As of the date of this report there are approximately 100 holders of record of the Company's common stock.

         The Company has never paid cash dividends on its common stock. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors. The Company has paid stock dividends on shares of its preferred stock of which no shares of preferred stock are currently outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

         The table below provides information as of July 29, 2006, pertaining to all compensation plans under which equity securities of the Company are authorized for issuance: All outstanding options were issued under the Company's 2004 Management and Director Equity Incentive and Compensation Plan, which is summarized within the notes to the Company's financial statements contained herein.

                                                                                         Number of securities
                                     Number of securities                               remaining available for
                                       to be issued upon         Weighted-average        future issuance under
                                          exercise of            exercise price of        equity compensation
                                     outstanding options,      outstanding options,   plans (excluding securities
                                      warrants and rights       warrants and rights    reflected in column (a))
                                              (a)                        (b)                      (c)
                                     --------------------      --------------------   ---------------------------
Equity compensation plans
   approved by security holders          3,300,000                     $.25                      1,800,000

Equity compensation plans not
   approved by security holders                ---                     ----                           None

         Total                           3,300,000

Related Stockholder Matters

         Information relating to all equity securities of the Company sold by the Company during fiscal year ended July 29, 2006 has been previously reported under Form 10-QSB and Form 8-K filed during the period covered by this report.

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

         The effects of higher fuel prices, higher interest rates, increases in costs of other raw materials and lower consumer confidence may contribute to a slow down of the economy, which may temper our sales growth. While we have had limited success in controlling our operational expenses we continue to examine ways to reduce costs on a going-forward basis, as a public company we are constantly faced with increasing costs and expenses to comply with SEC reporting obligations. We may be required in fiscal 2007 to comply with the new annual internal control certification pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules. We expect that these and other compliance costs of a public company will increase significantly. In addition, our stock has been historically been, and continues to be, relatively thinly traded, providing little liquidity for our shareholders. As result of the foregoing, we have, from time-to-time considered, and expect from time-to-time to continue to consider strategic alternatives to maximize shareholder value.

Results of Operations

Net Sales
---------

         The Company's net sales for the fiscal year ended July 29, 2006 were $15,150,389 an increase of $3,687,154 (or 32.2%) as compared to $11,463,235 for the fiscal year ended July 30, 2005. The Palmetto facility contributed approximately $1,200,000 to this sales increase.

          Dealer inventory at July 29, 2006 was slightly less than a two-month supply compared to about a one month supply at July 30, 2005. This increase is attributable to a slow down in retail sales. Order backlog was at approximately two months at July 29, 2006 compared to six months at July 30, 2005. Order backlog since July has continued to deteriorate to approximately one month. The marine industry has recently been experiencing a softening in sales with some major companies reporting production cuts. We continually monitor activity at our dealerships and will, if necessary, adjust production to consumer demand.

         The average selling price per boat for fiscal year 2006 was approximately $164,000 compared to $128,000 during fiscal year 2005. 92 boats were sold during fiscal year 2006 as compared to 88 boats in fiscal year 2005. The introduction of the new 38' in to the product line contributed to the average selling price increase as well as the overall sales increase.

         The Company has been able to offset increased cost of materials by, among other things, raising selling prices without sacrificing unit sales. However, there can be no assurances that selling prices can continue to increase in the future without a unit sales drop off. Additionally, the effects of higher fuel prices and lower consumer confidence may contribute to a slow down of the economy, which may temper our sales growth trends.

Cost of Sales
-------------

         Cost of sales for the year ended July 29, 2006 was $11,458,709 resulting in $3,691,680 of gross profit or 24.4% of net sales. For last fiscal year ended July 30, 2005 cost of sales was $8,594,446 and gross profit was $2,868,789 or 25.0% of net sales. The increase in cost of sales is directly attributable to the increase in net sales. Inefficiencies, primarily labor, associated with the Palmetto operation negatively impacted gross margin by approximately 1.8%.

         While there has been an increase in the cost of raw materials such as petroleum based resin, the Company has partially offset the increase with (1) selling price increases, (2) seeking out less expensive alternative materials and raw material sources without sacrificing quality, (3) improved manufacturing efficiencies, and (4) better utilization of overhead. Although the Company has been able to offset some of the increased cost of raw materials in the past, there can be no assurance that the Company will be able to do so in the future.

Operating Expenses
------------------

         Selling and marketing expenses were $511,706 or 3.4% of net sales, for the fiscal year ended July 29, 2006 compared to $485,820 or 4.2% of net sales for the fiscal year ended July 30, 2005, an increase of $25,886. The Company was present at the same boat shows in fiscal year 2006 as it was in fiscal year 2005 however expenses were down by approximately $27,000. Advertising expenditures increased by approximately $14,000. Salaries increased by approximately $34,000 due to normal yearly increases, new employees hired for the Palmetto facility, the addition of a new customer service representative and not accruing bonuses for fiscal year 2006. The Company also added a vice president of engineering and an inventory control special during the year. Travel and related expenses were approximately the same.

         General and administrative expenses were $ 1,883,715 or 12.4% of net sales, for the fiscal year ended July 29, 2006 compared to $1,423,899 or 12.4% of net sales, for the fiscal year ended July 30, 2005, an increase of $ 459,816. During the fourth quarter of fiscal year 2006 the Company adopted the provision of Financial Accounting Standards No. 123 (SFAS No. 123R), Share-Based Payment. As a result of adopting this accounting pronouncement the Company recorded $118,813 of compensation costs from employee stock options that vested in fiscal year 2006. In conjunction with new employment agreements the Company issued its chief executive officer and chief financial officer 500,000 shares and 300,000 shares respectively of its shares of common stock. Additionally the Company issued 200,000 shares of its common stock to its outside director. These transactions were recorded as an administrative expense in the amount of $190,000. No management incentive bonuses were accrued for fiscal year 2006. Employee benefit expenses, primarily health insurance, and general insurance were up compared to last fiscal year by approximately $50,000 and $76,000 respectively, due to standard rate increases.

         The Company incurred approximately $475,276 in cost related to the start up of the Palmetto facility prior to commencing production.

Other Income (Expense)
----------------------

         Interest expense for fiscal year 2006 was $70,645 compared to $66,763 for fiscal year 2005.

         During the year ended July 29, 2006, Company issued its chief executive officer an aggregate of 562,219 shares of its common stock in consideration of its chief executive officer providing personnel guarantees for the Company. Such guarantees were required to secure lines of credit up to $950,000. Additionally, the Company issued its chief executive officer 270,073 shares of common stock and issued its chief financial officer 90,012 shares of common stock in consideration for extending the secured promissory note through February 28, 2008. These transactions were recorded as an Other Expense - Loan Guarantee at $159,552.

         The Company decided during fiscal year 2006 that it would no longer manufacture its 27' Forward Seating model and also discontinued the use of other small part molds. As a result a provision for loss on disposition of assets in the amount of $78,844 was recorded. A gain of $35,000 was recorded from the sale of Phoenix boat molds previously written off.

Liquidity and Capital Resources

         At July 29, 2006, the Company had cash and cash equivalents of $315,235 and working capital of $1,339,465.

         The Company increased its $500,000 revolving line of credit with a financial institution to $750,000 and extended it through February 28, 2007. The note on the line of credit bears interest at the financial institution's index rate plus 1.5% (9.75% at July 29, 2006). The note is collateralized by all of the Company's assets and is personally guaranteed by Carl Herndon, president of the Company.

         Net cash provided by operating activities was $985,135 for fiscal 2006 and $455,330 for fiscal year 2005.

         Inventory levels at July 29, 2006 were $2,775,674 an increase of $1,331,937 compared to July 30, 2005. This increase is primarily due to starting up the production line at the new Palmetto facility and more outboard engines on hand. This increase in inventory was offset by a $1,017,799 increase in accounts payable.

         During February 2002, the Company negotiated a $150,000 revolving line of credit with a financial institution for the purchase of outboard engines. The note on the line of credit was subsequently extended through February 1, 2007 and increased to $200,000. The note is personally guaranteed by Carl Herndon, president of the Company.

         Property and equipment purchases for fiscal year 2006 amounted to $ 1,303,694. Expenditures for new boat molds was approximately $640,000 and equipment purchases related to the new Palmetto facility were approximately $600,000 during fiscal year 2006. Approximately $250,000 will be needed to complete the initial Palmetto build-out.

         The Company anticipates that cash generated from operations and the availability under the Company's credit line should be sufficient to satisfy the Company's contemplated cash requirements for its current operations for at least the next twelve months. The Company does not anticipate any significant purchases of equipment during fiscal year 2007 except as noted above.

         Some of the Company's dealers use third party financing for the purchase of their boats. These third party financing companies pay within five business days of shipment. At July 29, 2006, accounts receivable was $ 175,992, an increase of $ 3,683 compared to July 30, 2005, as boats shipped at year-end were not yet paid by the financing company.

         Pursuant to the Company's development and operations plan for the Palmetto facility, certain of the Company's administrative and operations personnel have been relocated from the Company's Fort Lauderdale facility to the Palmetto facility. In order to facilitate the relocation of such personnel, the Company has provided interest free advances solely to cover the costs of such personnel to relocate. At July 29, 2006, $132,570 was outstanding for such advances.

         During the year ended July 29, 2006, the Company increased the amount outstanding under the line of credit by $310,000.

         During the year ended July 29, 2006, the Company had sales to a dealer representing 21% of fiscal year 2006 net sales, to another dealer representing 15% of fiscal year 2006 net sales and to three other dealers representing 12% each of fiscal year 2006 net sales. During the year ended July 29, 2005 the Company had sales to three dealers representing 28%, 17% and 13%.

         The number and level of employees at July 29, 2006 should be adequate to fulfill the anticipated production schedule.

Recent Accounting Pronouncements

         In September 2006, the Financial Accounting Standards Board, ("FASB") issued FAS 157 (SFAS 157), Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

         In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

         In March 2006, the FASB issued FAS 156 (SFAS No. 156), Accounting for Servicing of financial Assets - an amendment of FASB Statement No. 140. This standard clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequently accounting for servicing rights at either fair value or under the amortization method. The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

         In February 2006, the FASB issued FAS 155 (SFAS No. 155), Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise have to be accounted for separately. The new statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest-and principal-only strips are subject to Statement 133, and amend Statement 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivates. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

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

         In December 2004, the FASB issued revised FAS No. 123 (SFAS No. 123R), Share-Based Payment. This standard eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for financial statements issued for the first interim period beginning after December 15, 2005 for small business issuers. The adoption of this accounting pronouncement resulted in an expense of $118,813 for the fiscal year ended July 29, 2006.

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

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Name                                  Age            Position Held
----                                  ---            -------------
Carl Herndon, Sr.                     67             Director, President and Chief Executive Officer
Lawrence S. Tierney                   60             Director, Vice President and Chief Operating and Financial
                                                     Officer and Secretary
Kerry Clemmons                        61             Director, Audit Committee
Carl Herndon, Jr.                     40             Vice President & General Manager Palmetto

         Carl Herndon, Sr. - Mr. Herndon has been president, chief executive officer and a director of JMIH since its inception on May 19, 1998. Mr. Herndon has also served as president, chief executive officer and a director of JMI since May 15, 1998. Between 1973 and 1997, Mr. Herndon was president, chief executive officer, director and sole shareholder of Blackfin Yacht Corporation, a Fort Lauderdale, Florida based designer, manufacturer and seller of sport fishing boats. Between 1993 and 1995, Mr. Herndon was president and chief executive officer of Bertram Yacht Corporation in Miami, Florida. During Mr. Herndon's tenure as officer and director of Blackfin, Blackfin filed for Chapter 11 Bankruptcy Reorganization protection. The bankruptcy proceeding was subsequently converted to a Chapter 7 proceeding. Carl Herndon is the father of Carl Herndon, Jr., the vice president and general manager of the Palmetto facility.

         Lawrence Tierney - On July 27, 2001, Mr. Tierney joined JMIH as vice president, chief financial officer and secretary. Mr. Tierney served JMIH as a director and consultant from January 1999 through his appointment as an executive officer and director. From April 1997 to July 2001, Mr. Tierney was the owner of Aamco Transmissions of Plant City, Florida. From March 1995 to March 1997, Mr. Tierney was chief financial officer of Mako Marine International, Inc., a manufacturer of high quality offshore fishing boats. From June of 1993 to March of 1995, Mr. Tierney served as chief financial officer of Chris Craft Boats, a wholly owned subsidiary of Outboard Marine Corporation
(OMC) a full line manufacturer of power boats. From June 1991 to June 1993, Mr. Tierney held the position of chief operating officer of Chris Craft Boats. From August 1986 to June 1991, Mr. Tierney was senior vice president of finance for Chris Craft. Mr. Tierney is a certified public accountant.

         Kerry Clemmons -- On February 2, 2004, Mr. Clemmons was elected to the Board of Directors. For ten years Mr. Clemmons has served the American Red Cross of Greater Miami and the Florida Keys in various capacities, including board member, chairman (1999-2001) and CEO (2002-2003). From 1999 through 2001 he was a consultant for Arthur Anderson in mergers and acquisitions. He also served as senior vice president of John Alden Financial Corporation from 1982 through 1990 and senior vice president of MasTec from 1998 through 1999. Mr. Clemmons holds a masters and doctorate degrees from Nova Southern University.

         Carl Herndon Jr. - Mr. Herndon joined the Company in June 1998 as vice president of sales and currently serves as vice president and general manager of the Palmetto facility. He is the son of Carl Herndon and has spent his professional working career in the marine industry. He was employed by Blackfin Yacht Corporation from 1984 to 1997, initially working on the shop floor. During his tenure at Blackfin, he progressed through the ranks from laminator to plant manager and ultimately became chief operating officer. He also served as vice president of sales and was instrumental in doubling Blackfin's dealer base resulting in record sales.

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


                                                SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------------------------------


                                             Annual Compensation                       Long-Term Compensation
-------------------------------------------------------------------------------------------------------------------------------
                                                                                  Awards                      Payouts
-------------------------------------------------------------------------------------------------------------------------------
                                                                                        Securities
                                                                  Other                   Under-
                                                                  Annual    Restricted     Lying
                                                                 Compen-      Stock       Options/      LTIP       All Other
   Name and Principal               Salary           Bonus        sation     Award(s)       SARs       Payouts   Compensation
        Position          Year       ($)              ($)          ($)          ($)          (#)         ($)          ($)
-------------------------------------------------------------------------------------------------------------------------------
Carl Herndon, Sr. CEO
and President             2006    $244,307              ---        ---          ---      1,000,000        ---          (2)
-------------------------------------------------------------------------------------------------------------------------------
                          2005    $215,086         $41,350(1)      ---          ---           ----        ---
-------------------------------------------------------------------------------------------------------------------------------
                          2004    $181,576         $27,927(1)      ---          ---        250,000        ---          ---
-------------------------------------------------------------------------------------------------------------------------------
Lawrence Tierney
CFO & COO                 2006    $150,808              ---        ---          ---        500,000        ---          (2)
-------------------------------------------------------------------------------------------------------------------------------
                          2005    $127,858         $20,675(1)      ---          ---           ----        ---          ---
-------------------------------------------------------------------------------------------------------------------------------
                          2004    $104,223         $13,964(1)      ---          ---        200,000        ---          ---
-------------------------------------------------------------------------------------------------------------------------------
Carl Herndon, Jr.,
Vice President            2006    $132,891              ---        ---          ---            ---        ---          ---
-------------------------------------------------------------------------------------------------------------------------------
                          2005    $113,693         $20,675(1)      ---          ---        200,000        ---          ---
-------------------------------------------------------------------------------------------------------------------------------
                          2004    $      0(3)           ---        ---          ---        100,000        ---          ---
-------------------------------------------------------------------------------------------------------------------------------

(1)      Bonus was paid in shares of common stock in lieu of cash.
(2) Received shares of common stock as inducement for entering into new employment agreement dated March 31, 2006. See "Employment Agreements" below.
(3)      Mr. Herndon, Jr. took a temporary leave of absence during fiscal year
         2004.

Stock Option and SAR Issuances

         The table below provides a summary of individual grants of stock options and SARs made during the last fiscal year to each of the named officers included in the Summary Compensation Table.

                                OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR
--------------------------------------------------------------------------------------------------------------------
                                    Number of Shares    Percentage of
                                    of Common Stock     Total Options
               Name                Underlying Options      Granted         Exercise Price       Expiration Date
--------------------------------------------------------------------------------------------------------------------
Carl Herndon, Sr.                       1,000,000             67%                $.32                3/30/11
--------------------------------------------------------------------------------------------------------------------
Lawrence Tierney                         500,000              33%                $.29                3/30/11
--------------------------------------------------------------------------------------------------------------------

Option Exercises and Holdings

         The table below provides a summary of each exercise of stock options or SARs during the last fiscal year by each person named in the Summary Compensation Table and the unexercised options held as of the end of the fiscal year. The closing sale price of the Company's Common Stock on July 29, 2006, as reported by the OTCBB was $0.22 per share. The value of unexercised in the money options is calculated by multiplying the difference between $0.22 and the option exercise price by the number of shares of Common Stock underlying the options.

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES
--------------------------------------------------------------------------------------------------------------------

                                                                          Number of
                                                                         Securities                  Value Of
                                                                         Underlying                Unexercised
                                                                         Unexercised               In-The-Money
                                                                         Options/SARs              Options/SARs
                                                                     at Fiscal Year-End         at Fiscal Year-End
                                   Shares            Value                   (#)                        ($)
                                Acquired On         Realized             Exercisable/               Exercisable/
            Name                Exercise (#)          ($)               Unexercisable               Unexercisable
--------------------------------------------------------------------------------------------------------------------
Carl Herndon                        ----              ----           250,000/ 1,000,000(1)         $17,500/-0-
--------------------------------------------------------------------------------------------------------------------
Lawrence Tierney                    ----              ----             200,000/ 500,000(2)         $16,000/-0-
--------------------------------------------------------------------------------------------------------------------
Carl Herndon, Jr.                   ----              ----                    300,000/0(3)         $ 8,000/-0-
--------------------------------------------------------------------------------------------------------------------

(1) During fiscal year 2004 Mr. Herndon received options to purchase 250,000 shares of common stock exercisable at $.15 per share through May 6, 2009. During fiscal year 2006 Mr. Herndon received options to purchase 1,000,000 shares of common stock exercisable at $.32 per share through March 30, 2011.
(2) During fiscal year 2004 Mr. Tierney received options to purchase 200,000 shares of common stock exercisable at $.14 per share through May 6, 2006. During fiscal year 2006 Mr. Tierney received options to purchase 500,000 shares of common stock exercisable at $.29 per share through March 30, 2011.
(3) During fiscal year 2004 Mr. Herndon, Jr. received options to purchase 100,000 shares of common stock exercisable at $.14 per share through May 6, 2006. During fiscal year 2005 Mr. Herndon received options to purchase 200,000 shares of common stock at $.30 per share through January 13, 2010.

Compensation of Directors

         Independent members of the Company's Board of Directors receive $1,667 per month and are reimbursed for their expenses in attending Board meetings.

Employment Agreements

         Carl Herndon, Sr., CEO. Effective March 31, 2006 the Company entered into a five-year executive employment agreement with Carl Herndon, Sr. In consideration for serving as president a chief executive officer, the Company will pay Mr. Herndon an initial base salary of $250,000. The base salary is subject to annual automatic incremental increases of the greater of the percentage increase in the consumer price index or 6% of the previous year's base salary. In addition the Company issued Mr. Herndon incentive stock options under the Company's 2004 Management and Director Equity Incentive Plan to purchase 1,000,000 shares of common stock, which are exercisable at $0.32 per share. The stock options vest in five equal installments over the initial term and are exercisable for a period of five years from vesting date. However, certain events, such as a change of control of the company, reverse merger, or sale of all of the Company's assets, shall cause the options to vest immediately. Mr. Herndon is also entitled to a performance-based bonus and to participate in all Company benefit programs. As an additional inducement for Mr. Herndon entering into the employment agreement, the Company has issued Mr. Herndon 500,000 shares of common stock. Mr. Herndon has the right to purchase a boat each year at the Company's manufacturing cost. The employment agreement includes non-compete and confidentiality provisions.

         Lawrence Tierney, CFO. Effective March 31, 2006 the Company entered into a five-year executive employment agreement with Lawrence Tierney. In consideration for serving as chief financial officer and chief operation officer, the Company will pay Mr. Tierney an initial base salary of $175,000. The base salary is subject to annual automatic incremental increases of the greater of the percentage increase in the consumer price index or 6% of the previous year's base salary. In addition the Company issued Mr. Tierney incentive stock options under the Company's 2004 Management and Director Equity Incentive Plan to purchase 500,000 shares of common stock, which are exercisable at $0.29 per share. The stock options vest in five equal installments over the initial term and are exercisable for a period of five years from vesting date. However, certain events, such as a change of control of the company, reverse merger, or sale of all of the Company's assets, shall cause the options to vest immediately. Mr. Tierney is also entitled to a performance-based bonus and to participate in all Company benefit programs. As an additional inducement for Mr. Tierney entering into the employment agreement, the Company has issued Mr. Tierney 300,000 shares of common stock. Mr. Tierney has the right to purchase a boat each year at the Company's manufacturing cost. The employment agreement includes non-compete and confidentiality provisions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the Company's common stock beneficially owned on September 30, 2006 by: (1) each shareholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding common stock, (2) each of the Company's executive officers and directors, and (3) all executive officers and directors as a group. Unless otherwise disclosed, the address for the shareholders below is 3391 S.W. 14th Avenue, Fort Lauderdale, Florida 33316. On September 30, 2006, there were approximately 18,863,861 shares of common stock outstanding.

                                                 Number of Beneficially        Percentage of Outstanding
Name and Address                                      Owned Shares             Shares Beneficially Owned
----------------                                      ------------             -------------------------
Carl Herndon, Sr.                                    10,975,533(1)                      52.9%

Lawrence Tierney                                      2,439,781(2)                      12.5%

Carl Herndon, Jr.                                       827,481(3)                       4.3%

Kerry Clemmons                                          475,000(4)                       2.5%

Officers and Directors as a Group                    14,717,795(1)(2)(3)(4)             66.3%
(4 persons)

----------------
(1) Includes (i) 250,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $0.15 per share expiring May 6, 2009, (ii) 1,000,000 shares of common stock issuable upon the exercise of options at an exercise price of $0.32 per share expiring March 30, 2011, (iii) 1,291,725 of shares of common stock owned by Mr. Herndon's immediate family members and (iv) 950,000 shares of common stock issuable upon the conversion of options held by Mr. Herndon's immediate family members at an exercise price between $0.30 and $0.14 per share expiring between May 6, 2009 and January 13, 2010.

(2) Includes (i) 220,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $0.14 per share expiring May 6, 2009, (ii) 500,000 shares of common stock issuable upon the exercise of options at an exercise price of $0.29 per share expiring March 30, 2011

(3) Includes (i) 100,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $0.14 per share expiring May 6, 2009 and (ii) 200,000 shares of Common Stock issuable upon exercise of options at an exercise price of $0.30 per share expiring January 13, 2010.

(4) Includes 150,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $0.14 per share expiring May 6, 2009.

ITEM 12. INTEREST OF MANAGEMENT AND OTHER CERTAIN TRANSACTIONS

         Mr. Herndon personally owns the Company's manufacturing facility in Fort Lauderdale, Florida. On July 27, 2001, the Company entered into a new lease agreement with Mr. Herndon in which the Company leases the manufacturing facility for a period of five years. On July 27, 2006, the parties extended the term of the lease for an additional three years or until July 27, 2009. All of the other terms of the lease agreement remain in effect. The Company believes that the lease agreement between the Company and Mr. Herndon was consummated on terms no less favorable than with an unrelated party. On December 6, 2005, the Company entered into a lease with Carl Herndon, the Company's President and Chief Executive Officer for its Palmetto boat manufacturing facility located at 1103 12th Avenue East, Palmetto, Florida 34221 consisting of three buildings totaling 53,648 square feet. The term of the lease is for five years with three additional renewal periods of five years each. Landlord may terminate the lease prior to the commencement of any renewal periods. The lease requires the Company to pay initial monthly lease payments of $30,700.00 per month plus applicable real estate and sales taxes. See "Item 2. Property".

         During November 2001, the Company negotiated a $250,000 revolving line of credit with a financial institution, which expired November 2002 and was then extended through January 2006 and increased to $500,000. The line of credit was subsequently extended to February 2007 and increased to $750,000.The note on the line of credit bears interest at the financial institution index rate plus 1.5% (9.75% at July 29, 2006). The note is collateralized by all of the Company's assets and is personally guaranteed by Carl Herndon, president of the Company. In consideration for providing a personal guarantee on the renewed note, Mr. Herndon received 562,219 shares of common stock during fiscal year 2006. The Company believes the compensation paid to Mr. Herndon was on terms equal to, or better than, terms that could have been obtained from an independent third party.

         During February 2002 the Company negotiated a $150,000 revolving line of credit with a financial institution for the purchase of outboard engines. The note on the line of credit was subsequently extended through February 1, 2007 and increased to $200,000. The note is personally guaranteed by Carl Herndon, president of the Company.

         On November 21, 2002 Triton International Holdings, Inc. sold a $350,000 Secured Promissory Note issued by the Company in January 1998 to Carl Herndon and Lawrence Tierney. The Note, which was originally due on February 14, 2003, was sold by Triton to Messrs. Herndon and Tierney after the Company was unable to satisfy payment of the Note, despite seeking financing from unrelated third parties on the same or similar terms. In connection with the purchase of the Note, Herndon and Tierney extended the term of the Note through February 14, 2004 and subsequently agreed to extend to February 14, 2006 and then again to February 14, 2008. The Note is secured by a first mortgage on real estate owned by Mr. Herndon and leased to the Company. At July 29, 2006, the amount outstanding on the Note, including accrued interest, is $489,510.

         On March 14, 2006, the Company issued to its chief executive officer and its chief financial officer 360,049 restricted shares of its common stock in consideration for these officers extending the due date of the Note payable to February 28, 2008.

         During fiscal year ended July 30, 2005, Mr. Tierney purchased a boat from the Company at cost.

         Pursuant to the Company's development and operations plan for the Palmetto facility, certain of the Company's administrative and operations personnel have been relocated from the Company's Fort Lauderdale facility to the Palmetto facility. In order to facilitate the relocation of such personnel, the Company has provided interest free advances to cover the costs of such personnel to relocate. At July 29, 2006, $132,570 was outstanding. Such amount was due from a non executive employee who is related to the Company's President.

ITEM 13. EXHIBITS

Exhibit No.       Description
-----------       -----------
3.1               Articles of Incorporation(2)
3.2               Articles of Amendment(2)
10.1              Employment Agreement with Carl Herndon, Sr. dated March 31, 2006(5)
10.2              Employment Agreement with Carl Herndon, Jr. dated July 27, 2001(1)
10.3              Management Agreement with Triton Holdings International Corp.(2)
10.4              Secured Promissory Note with Triton Holdings International Corp.(2)
10.5              Port Everglades Lease Agreement with Herndon(1)
10.55             Addendum to Port Everglades Lease Agreement dated July 27, 2007(4)
10.6              Employment Agreement with Lawrence Tierney dated March 31, 2006(5)
10.7              Lease Agreement for Palmetto, Florida Facilities
14                Code of Ethics(3)
21                Subsidiaries(1)
31.1              Rule 13a-14(a)/15d-4(a) Certification Principal Executive Officer
31.2              Rule 13a-14(a)/15d-4(a) Certification Principal Financial Officer
32.1              Section 1350 Certification Principal Executive Officer
32.2              Section 1350 Certification Principal Financial Officer

(1)   Previously filed on Form 10-KSB for the fiscal year ended July 28, 2001.
(2)   Previously filed on Form 10-SB Registration Statement.
(3)   Previously filed on Form 10-KSB for the fiscal year ended July 29, 2006.
(4)   Previously filed on Form 8-K Current Report dated August 31, 2006
(5)   Previously filed on Form 8-K Current Report dated April 3, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Auditors Fiscal Year ended July 29, 2006.

         Audit Fees: The aggregate fees, including expenses, billed by Spicer, Jeffries LLP for professional services rendered for the audit of the Company's consolidated financial statements during the fiscal year ending July 29, 2006 and for the review of the Company's financial information included in its quarterly reports on Form 10-QSB during the fiscal year ending July 29, 2006 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending July 29, 2006 was $27,150.

         Audit Related Fees: The aggregate fees, including expenses, billed by Spicer, Jeffries LLP for assurance and related services reasonably related to the performance of the Company's audit or review of the Company's financial statements were $1,500.

         Tax Fees: The aggregate fees, including expenses, billed by Spicer, Jeffries LLP for tax compliance, tax advice and tax planning during year 2006 was $3,795.

         All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by Spicer, Jeffries LLP during year 2006 was $-0-.

Fees to Auditors Fiscal Year ended July 30, 2005.

         Audit Fees: The aggregate fees, including expenses, billed by Spicer, Jeffries LLP for professional services rendered for the audit of the Company's consolidated financial statements during fiscal year ending July 29, 2006 and for the review of the Company's financial information included in its quarterly reports on Form 10-QSB during the fiscal year ending July 30, 2005 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending July 30, 2005 was $25,190.

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

         The Audit Committee has considered whether the provisions of the services covered above under the captions is compatible with maintaining the auditor's independence. All services were approved by the Audit Committee prior to the completion of the respective audit.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 20, 2006.

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


Dated:  October 20, 2006                By:/s/ Carl Herndon, Sr.
                                           -------------------------------------
                                           Carl Herndon, Sr., Director,
                                             Chief Executive Officer and
                                             President



Dated:  October 20, 2006                By:/s/ Lawrence Tierney
                                           -------------------------------------
                                           Lawrence Tierney,  Director,
                                             Chief Financial Officer and
                                             Secretary

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                            YEARS ENDED JULY 29, 2006
                                AND JULY 30, 2005

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

Consolidated Balance Sheets                                                             F-4

Consolidated Statements of Income                                                       F-5

Consolidated Statements of Changes in Shareholders' Equity                              F-6

Consolidated Statements of Cash Flows                                                   F-7

Notes to Consolidated Financial Statements                                           F-8-F-26

                                                             Spicer Jeffries LLP
                                                    Certified Public Accountants

                                                        5251 SOUTH QUEBEC STREET
                                                                       SUITE 200
                                               GREENWOOD VILLAGE, COLORADO 80111
                                                       TELEPHONE: (303) 753-1959
                                                             FAX: (303) 753-0338
                                                          www.spicerjeffries.com


   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors of
Jupiter Marine International Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Jupiter Marine International Holdings, Inc. and Subsidiaries as of July 29, 2006 and July 30, 2005, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jupiter Marine International Holdings, Inc. and Subsidiaries as of July 29, 2006 and July 30, 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
                                                         /s/ Spicer Jeffries LLP
                                                         -----------------------
                                                             Spicer Jeffries LLP
Greenwood Village, Colorado
September 15, 2006

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                         JULY 29, 2006 AND JULY 30, 2005
                         -------------------------------

                                     ASSETS                                         2006                       2005
                                     ------                                     --------------            ---------------
     CURRENT ASSETS:
        Cash and cash equivalents (Note 6)                                         $   315,235                $   356,361
        Accounts receivable                                                            175,992                    172,309
        Employee receivables (Note 10)                                                 134,570                         --
        Inventory (Notes 2 and 4)                                                    2,775,674                  1,443,737
        Prepaid expenses                                                                82,960                    119,861
                                                                               ---------------            ---------------
              Total current assets                                                   3,484,431                  2,092,268

     PROPERTY AND EQUIPMENT, net (Note 5)                                            1,951,284                  1,069,241

     OTHER ASSETS                                                                       34,957                     19,160
                                                                               ---------------            ---------------
              TOTAL ASSETS                                                         $ 5,470,672                $ 3,180,669
                                                                               ===============            ===============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

     CURRENT LIABILITIES:
        Accounts payable                                                           $ 1,164,070                $   146,271
        Accrued expenses                                                               209,625                    269,929
        Accrued interest due to shareholders (Note 6)                                       --                    117,259
        Customer deposits                                                               96,466                     48,201
        Warranty reserve                                                               100,118                     73,937
        Current portion of capital lease obligation (Note 9)                            24,687                         --
        Notes payable (Note 6)                                                         550,000                    590,000
                                                                               ---------------            ---------------
              Total current liabilities                                              2,144,966                  1,245,597
                                                                               ---------------            ---------------
     LONG-TERM LIABILITIES:
        Accrued interest due to shareholders (Note 6)                                  143,351                         --
        Note payable to shareholders (Notes 6 and 10)                                  350,000                         --
        Capital lease obligation, less current maturities (Note 9)                      42,315                         --
                                                                               ---------------            ---------------
                                                                                       535,666                         --
                                                                               ---------------            ---------------
              TOTAL LIABILITIES                                                      2,680,632                  1,245,597
                                                                               ---------------            ---------------

     COMMITMENTS AND CONTINGENCIES  (Note 9)                                                --                         --

     SHAREHOLDERS EQUITY (Note 7):
        Cumulative convertible preferred stock, $.001 par value,
           5,000,000 shares authorized, ($-0- liquidation preference):
              Series A:  -0- shares issued and outstanding                                  --                         --
              Series B:  -0- shares issued and outstanding                                  --                         --
              Series C:  -0- shares issued and outstanding                                  --                         --
        Common stock, $.001 par value, 50,000,000 shares authorized,
           18,863,861 and 15,555,525 shares issued and outstanding                      18,864                     15,556
        Additional paid-in capital                                                   4,105,197                  3,490,157
        Deficit                                                                     (1,334,021)                (1,570,641)
                                                                               ---------------            ---------------
              TOTAL SHAREHOLDERS' EQUITY                                             2,790,040                  1,935,072
                                                                               ---------------            ---------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 5,470,672                $ 3,180,669
                                                                               ===============            ===============

        The accompanying notes are an integral part of these statements.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE YEARS ENDED JULY 29, 2006 AND JULY 30, 2005
               ---------------------------------------------------

                                                                         2006                      2005
                                                                     ------------             -------------
NET SALES                                                            $ 15,150,389              $ 11,463,235

COST OF SALES (exclusive of depreciation)                              11,458,709                 8,594,446
                                                                     ------------             -------------
         GROSS PROFIT                                                   3,691,680                 2,868,789
                                                                     ------------             -------------
OPERATING EXPENSES:
   Selling and marketing                                                  511,706                   485,820
   General and administrative                                           1,883,715                 1,423,899
   Depreciation and amortization                                          342,806                   309,408
   New plant start up costs                                               475,276                        --
                                                                     ------------             -------------
         Total operating expenses                                       3,213,503                 2,219,127
                                                                     ------------             -------------
OTHER INCOME (EXPENSE):
   Interest expense                                                       (70,645)                  (66,763)
   Other expense - loan guarantee                                        (159,552)                  (91,000)
   Impairment of assets                                                   (78,844)                  (99,490)
   Other income                                                            67,484                    28,134
                                                                     ------------             -------------
         Total other income (expense)                                    (241,557)                 (229,119)
                                                                     ------------             -------------
NET INCOME BEFORE INCOME TAXES                                            236,620                   420,543
INCOME TAX EXPENSE (Note 8)                                                    --                        --
                                                                     ------------             -------------
NET INCOME                                                                236,620                   420,543
   Dividends on preferred stock                                                --                   (34,197)
                                                                     ------------             -------------
NET INCOME APPLICABLE TO COMMON
SHAREHOLDERS                                                         $    236,620              $    386,346
                                                                     ============             =============
BASIC AND DILUTED NET INCOME
   PER COMMON SHARE (Note 2):
         Basic                                                       $       0.01              $       0.03
                                                                     ============             =============
         Diluted                                                     $       0.01              $       0.02
                                                                     ============             =============
WEIGHTED AVERAGE NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING
         Basic                                                         17,127,164                14,693,321
                                                                     ============             =============
         Diluted                                                       18,127,164                16,237,277
                                                                     ============             =============

        The accompanying notes are an integral part of these statements.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

               FOR THE YEARS ENDED JULY 29, 2006 AND JULY 30, 2005
               ---------------------------------------------------



                                              Preferred Stock                Common Stock         Additional
                                        ---------------------------   -------------------------     Paid In
                                           Shares        $.001 Par       Shares      $.001 Par      Capital         Deficit
                                        ----------     ------------   ----------   ------------   -------------  -------------
BALANCES, July 31, 2004                    998,722    $       999     11,825,563   $    11,826      $ 3,153,400   $(1,956,987)

Preferred stock dividend declared
        and issuable                        34,197             34             --            --           34,163       (34,197)

Issuance of stock for services                  --             --        460,000           460           63,940            --

Issuance of stock for officer
        bonuses (Note 10)                       --             --        209,351           209           41,682            --

Issuance of common stock  related
        to stockholder's loan
        guarantee (Note 10)                     --             --        454,773           455           90,545            --

Issuance of common stock for
        management bonuses (Note 10)            --             --        540,000           540          107,460            --

Conversion of Series C preferred
        Stock                           (1,032,919)        (1,033)     2,065,838         2,066           (1,033)           --

Net income                                      --             --             --            --               --       420,543
                                        ----------    -----------   ------------   -----------      -----------   ------------
BALANCES, July 30, 2005                         --             --     15,555,525        15,556        3,490,157    (1,570,641)

Issuance of stock for services                  --             --      1,000,000         1,000          189,000            --

Issuance of stock for officer
        bonuses (Note 10)                       --             --        774,925           775           81,925            --

Issuance of common stock  related
        to stockholder's loan
        guarantee and extension of
        note payable (Note 10)                  --             --        922,268           922          158,630            --

Issuance of common stock for
        management bonuses (Note 10)            --             --        611,143           611           66,672            --

Option expense                                  --             --             --            --          118,813            --

Net income                                      --             --             --            --               --       236,620
                                        ----------    -----------   ------------   -----------      -----------   ------------
BALANCES, July 29, 2006                         --    $        --     18,863,861   $    18,864      $ 4,105,197   $(1,334,021)
                                        ==========    ===========   ============   ===========      ===========   ===========

        The accompanying notes are an integral part of these statements.

                   JUPITER MARINE INTERNATIONAL HOLDINGS INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED JULY 29, 2006 AND JULY 30, 2005
               ---------------------------------------------------


                                                                                        2006           2005
                                                                                     ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $   236,620    $   420,543
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                                                         342,806        309,408
   Impairment of assets                                                                   78,844         99,490
   Gain on asset disposition                                                             (35,000)            --
   Issuance of common shares to pay expenses                                             499,535        305,291
   Options issued as compensations                                                       118,813             --
   Decrease (increase) in:
         Accounts receivable                                                              (3,683)      (155,687)
         Inventory                                                                    (1,331,937)      (308,528)
         Prepaid expenses                                                                 36,901        (78,473)
         Other assets                                                                    (15,797)          (500)
   Increase (decrease) in:
         Accounts payable                                                              1,017,799        (82,885)
         Accrued expenses                                                                (60,304)       (57,879)
         Customer deposits                                                                48,265         20,199
         Warranty reserve                                                                 26,181        (15,649)
         Accrued interest payable                                                         26,092             --
                                                                                     -----------    -----------
                Net cash provided by operating activities                                985,135        455,330
                                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in employee receivables                                                     (134,570)            --
   Proceeds from sale of equipment                                                        35,000             --
   Purchases of property and equipment                                                (1,230,186)      (574,468)
                                                                                     -----------    -----------
                Net cash used in investing activities                                 (1,329,756)      (574,468)
                                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on notes payable and long term debt                                        790,000        690,000
   Payment on notes payable and long term debt                                          (480,000)      (817,437)
   Payments on capital lease obligation                                                   (6,505)            --
                                                                                     -----------    -----------
                Net cash provided by (used in) financing activities                      303,495       (127,437)
                                                                                     -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (41,126)      (246,575)

CASH AND CASH EQUIVALENTS, beginning of year                                             356,361        602,936
                                                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                                               $   315,235    $   356,361
                                                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for interest                                                      $    70,645    $    60,659
                                                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
         Preferred stock dividends declared and payable
           in shares of Series B and C preferred stock                               $        --    $    34,197
                                                                                     ===========    ===========
         Common stock issued for services                                            $   190,000    $    64,000
                                                                                     ===========    ===========
         Common stock issued in payment of liabilities
           to shareholders                                                           $   309,536    $   240,891
                                                                                     ===========    ===========
         Purchase of property and equipment via
           capital lease obligation                                                  $    73,508    $        --
                                                                                     ===========    ===========

        The accompanying notes are an integral part of these statements.

                   JUPITER MARINE INTERANTIONAL HOLDINGS INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS

Jupiter Marine International Holdings, Inc. ("JMIH"), a Florida corporation, was incorporated May 19, 1998 to enter the boat manufacturing industry and on May 26, 1998, acquired Jupiter Marine International, Inc. ("JMI"), a Florida corporation engaged in manufacturing "Jupiter" brand outboard sport fishing boats. JMIH is a publicly owned company and its common shares are currently traded on the Over The Counter Bulletin Board under the symbol JMIH.

The Company's principal offices and manufacturing facilities are located in Fort Lauderdale, Florida. During the year ended July 29, 2006, the Company began operating an additional manufacturing facility in Palmetto, Florida (see Note
10). The Company designs, manufactures and markets a diverse mix of high quality hand constructed sport fishing boats under the Jupiter name. It sells its line of boats through authorized dealers in the United States on the East Coast and the Gulf of Mexico.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Fiscal Years and Reclassifications
----------------------------------

The Company reports its financial position and results of operations using a 52 week fiscal year ending the last Saturday of July of each calendar year. Certain prior year amounts have been reclassified to conform to the current year presentation. The accompanying financial statements present the consolidated financial position and results of operations of JMIH and JMI, collectively referred to as the "Company". All material intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable
-------------------

The Company sells its boats and accessory products and services on credit terms widely used in its industry. It uses the allowance method to recognize bad debts by providing an allowance for uncollectible accounts receivable and charging

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable (continued)
-------------------

actual write offs to the allowance. As of July 29, 2006 and July 30, 2005, the Company does not have an allowance for uncollectible accounts as management believes all receivables are collectible.

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

Long-Lived Assets
-----------------

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. If such review indicates that the asset is impaired, the asset's carrying amount is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ended July 29, 2006 and July 30, 2005, the Company recognized impairment losses of $78,844 and $99,490, respectively.

Warranty Reserves
-----------------

The Company provides a limited warranty on all boat components for a period of twelve months from date of purchase. In addition, it provides a limited lifetime structural warranty on the fiberglass hull of each of its boats. The Company provides for anticipated warranty expenses through an allowance determined as a percentage of net sales based on actual historical experience. Increases to the reserve for allowances were $125,818 and $64,000 for the years ended July 29, 2006 and July 30, 2005, respectively. For these same periods, warranty expenses charged to the reserve were $99,636 and $79,649, respectively.

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

Advertising Costs
-----------------

The Company purchases print advertising in industry publications and participates with its authorized dealers on a co-op basis in such advertising to promote its brand name and line of boats. Such costs are charged to operations as incurred without regard to any expected future benefit. Advertising costs were approximately $113,000 and $99,000 for 2006 and 2005, respectively.

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

Stock-Based Compensation
------------------------

Prior to January 29, 2006, the Company accounted for its share-based compensation plan under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Accordingly, share-based compensation was included as a pro forma disclosure in the financial statement footnotes.

Effective January 29, 2006, the Company adopted the fair value recognition provisions of the Statement of Financial Accounting Standards No. 123R, Share-Based Payments using the modified-prospective transition method. In accordance with this transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified prospective transition method, share-based compensation expense for the Company's third fiscal quarter beginning January 29, 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)
------------------------

as of January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted after January 29, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation for options expected to vest on a straight-line basis over the requisite service period of the award.

The Company uses a Black-Scholes option-pricing model (Black-Scholes model) to estimate the fair value of stock options granted. See Note 7 herein for additional information.

The following table reflects the pro forma information regarding the Company's employee stock option grants for the years ended July 29, 2006 and July 30, 2005.

                                                                                  July 29, 2006         July 30, 2005
                                                                                  -------------         -------------
              Net income applicable to common shareholders                            $ 236,620              $ 386,346
              Add:  Stock based employee compensation
                       expense recognized per SFAS 123R for
                       periods after January 29, 2006                                   118,813                      -
              Less: Annual stock based employee compensation
                       expense determined under fair value method                      (183,641)               (79,919)
                                                                                      ---------              ---------
              Pro forma net income                                                    $ 171,792              $ 306,427
                                                                                      =========              =========
              Net income per share - basic:
                        As reported                                                   $    0.01              $    0.03
                                                                                      =========              =========
                        Pro forma                                                     $    0.01              $    0.02
                                                                                      =========              =========
              Net income per share - diluted:
                        As reported                                                   $    0.01              $    0.02
                                                                                      =========              =========
                        Pro forma                                                     $    0.01              $    0.02
                                                                                      =========              =========

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income Per Share of Common Stock
------------------------------------

Net income per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share" requiring companies to report basic and diluted earnings per share. Basic net income per common share is computed using the weighted average number of common shares issued and outstanding during the period. Diluted net income per common share is computed using the weighted average number of common shares issued and outstanding plus any dilutive potential common shares outstanding during the period. The effects of dilutive potential shares outstanding during the years ended July 29, 2006 and July 30, 2005 are shown in the following table.

                                                                                  July 29, 2006         July 30, 2005
                                                                                  -------------         -------------
              Basic weighted average shares outstanding                             17,127,164             14,693,321
                 Effect of dilutive employee stock options                           1,000,000              1,543,956
                                                                                    ----------             ----------
              Diluted weighted average shares outstanding                           18,127,164             16,237,277
                                                                                    ==========             ==========

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

Recent Accounting Pronouncements
--------------------------------

In September 2006, the Financial Accounting Standards Board, ("FASB") issued FAS 157 (SFAS 157), Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In March 2006, the FASB issued FAS 156 (SFAS No. 156), Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. This standard clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequently accounting for servicing rights at either fair value or under the amortization method. The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In February 2006, the FASB issued FAS 155 (SFAS No. 155), Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise have to be accounted for separately. The new Statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to Statement 133, and amends Statement 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)
--------------------------------

securitized financial assets are freestanding derivatives or contain embedded derivatives. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued.. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

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

In December 2004, the FASB issued revised FAS No. 123 (SFAS No. 123R), Share-Based Payment. This standard eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for financial statements issued for the first interim period beginning after December 15, 2005 for small business issuers. The adoption of this accounting pronouncement is described under in heading "Stock-Based Compensation".

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)
--------------------------------

In December 2004, the FASB issued FAS 153, Exchanges of Nonmonetary Assets. The provisions of this Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this Statement should be applied prospectively, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

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

NOTE 3 - SIGNIFICANT CUSTOMER CONCENTRATIONS

During the years ended July 29, 2006 and July 30, 2005, the Company's sales to major customers were approximately 73% (five customers ) and 60% (three customers) of its net sales, respectively. The Company's accounts receivable at each year end are substantially due from these customers.

NOTE 4 - INVENTORY

The Company's inventory consists of the following as of each year end indicated:

                                             July 29, 2006             July 30, 2005
                                             -------------             -------------
Raw materials                                 $ 1,559,239               $   569,463
Work in process                                 1,078,729                   874,274
Finished goods                                    137,706                         -
                                              -----------               -----------
                                              $ 2,775,674               $ 1,443,737
                                              ===========               ===========

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following for each year end indicated:

                                             July 29, 2006             July 30, 2005
                                             -------------             -------------
Boat molds                                     $ 2,432,762               $ 1,919,763
Leasehold improvements                             683,270                   322,254
Machinery and equipment                            605,576                   307,160
Office furniture and equipment                     103,950                   100,393
                                               -----------               -----------
                                                 3,825,558                 2,649,570
Accumulated depreciation                        (1,874,274)               (1,580,329)
                                               -----------               -----------
                                               $ 1,951,284               $ 1,069,241
                                               ===========               ===========

NOTE 6-  NOTES PAYABLE AND REVOLVING LINES OF CREDIT

At each year end, the Company has the following notes payable outstanding:

                                                                               July 29, 2006           July 30, 2005
                                                                               -------------           -------------
              Note payable to shareholders, interest at 10%, due in
                   full February 28, 2008, subordinated to bank line
                   of credit, collateralized by substantially all of the
                   Company's assets.                                             $ 350,000 (a)           $ 350,000 (a)

              Note payable to bank, revolving line of credit (unused
                   portion of facility is $200,000 at July 29, 2006),
                   interest payable monthly at bank's prime rate plus 1.5%
                   (9.75% at July 29, 2006), due February 28, 2007,
                   collateralized by all of the Company's assets and
                   personally guaranteed by its President.                         550,000                 240,000
                                                                                 ---------               ---------

                               Total notes payable                               $ 900,000               $ 590,000
                               Less: Current maturities                            550,000                 590,000
                                                                                 ---------               ---------
                               Long term portion of notes payable                $ 350,000               $       -
                                                                                 =========               =========

(a) During the year ended July 29, 2006, the due date of this note was extended until February 2008. This note was purchased from it's the original lender during the year ended July 26, 2003, by two officers of the Company in a private transaction. See note 10 for additional disclosures regarding these transactions. At July 29, 2006 and July 30, 2005, there was accrued interest on this note of $143,351 and $117,259, respectively.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 6-  NOTES PAYABLE AND REVOLVING LINES OF CREDIT (continued)

The Company has a $400,000 line of credit with a financial institution for the purchase of outboard engines, collateralized by a $30,000 certificate of deposit. At July 29, 2006, this line was fully utilized and is included in accounts payable in the consolidated balance sheets. This line of credit is personally guaranteed by the Company's president.

NOTE 7 -  SHAREHOLDERS' EQUITY

Preferred Stock
---------------

The Company has authorized 5,000,000 shares of convertible preferred stock and had previously issued 315,000 shares of Series A Preferred and 452,500 shares of Series B Preferred. During 2004, the total outstanding Series A and Series B preferred shares were automatically converted to 2,302,500 common shares on a 3 common shares for each preferred share basis. The Company had issued 998,722 of shares of Series C preferred at July 31, 2004. During 2005, the Company issued 34,197 shares of Series C preferred shares for payment of declared dividends of $34,197, then the total 1,032,919 outstanding Series C preferred shares were automatically converted to 2,065,838 common shares on a 2 common shares for each preferred share basis. The features, rights and obligations of each series is described as follows.

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

Preferred Stock (continued)
---------------

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

Common Stock
------------

During the year ended July 30, 2005, the Company issued 2,065,838 common shares in connection with the conversions of preferred stock discussed above. In connection with the payment of certain amounts due to officers and for the guarantee of a bank line of credit and extending the due date of a note payable to officers as discussed in Note 10, it issued 922,268 and 454,773 common shares during the years ended July 29, 2006 and July 30, 2005, respectively. During the years ended July 29, 2006 and July 30, 2005, the Company issued 1,000,000 and 460,000 common shares as payment for services. In addition, the Company issued 774,925 shares as payment of 2005 officer bonuses and 611,143 common shares as payment of 2005 management bonuses during the year ended July 29, 2006 and 209,351 common shares as payment of 2004 officer bonuses, and 540,000 common shares as payment of 2004 management bonuses during the year ended July 30, 2005.

Stock Options and Warrants
--------------------------

The Company's Board of Directors grants options for the purchase of its common shares on a discretionary basis. In 2004, the Company adopted the 2004 management and director equity incentive and compensation plan. The Plan encourages and enables key employees, directors and consultants to participate in the company's future prosperity and growth by providing them with incentives and compensation based on the Company's performance, development and financial success. Options granted under this plan may be in the form of incentive stock options ("ISOs"), which are intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, or stock options that are not intended to qualify as ISOs ("NQSOs"). The maximum shares which may be issued under the Plan was initially 3,300,000 shares and was increased to 5,300,000

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 7 -  SHAREHOLDERS' EQUITY (continued)

Stock Options and Warrants (continued)
--------------------------

shares in November 2004. At July 29, 2006, 3,500,000 options have been issued under this plan and 3,300,000 are outstanding. The following table summarizes such grants and its outstanding options as of each year end indicated.

                                                            Non-Qualified Options                    Qualified Options
                                                     -----------------------------------    -----------------------------------
                                                                            Weighted                               Weighted
                                                        Number of           Average            Number of           Average
                                                         Options         Exercise Price         Options         Exercise Price
                                                     -----------------   ---------------    -----------------   ---------------
                 BALANCE, July 31, 2004                     1,356,200         0.7                  1,000,000         0.14

                      Granted                                       -           -                  1,000,000         0.30
                      Exercised                                     -           -                          -            -
                      Forfeited                              (256,200)        0.6                          -            -
                                                     -----------------   ---------------    -----------------   ---------------

                 BALANCE, July 30, 2005                     1,100,000        0.72                  2,000,000         0.22

                      Granted                                       -           -                  1,500,000         0.31
                      Exercised                                     -           -                          -            -
                      Forfeited                            (1,100,000)       0.72                   (200,000)        0.31
                                                     -----------------   ---------------    -----------------   ---------------
                 BALANCE, July 29, 2006                             -           -                  3,300,000         0.26
                                                     =================   ===============    =================   ===============

                 Number of options exercisable
                      at July 30, 2005                      1,100,000        0.72                  1,000,000         0.14
                                                     =================   ===============    =================   ===============
                 Number of options exercisable
                      At July 29, 2006                              -           -                  1,150,000         0.17
                                                     =================   ===============    =================   ===============

The Company's issuances of options and warrants for the purchase of its common shares are generally described below (as adjusted for stock splits). In connection with a private placement of the Company's Series C preferred stock in 1999, the Company issued 256,200 warrants to placement agents, each redeemable for one share of common stock at a price of $.60 for a period of five years. These placement agent warrants expired in fiscal 2005. In May 2004, the Company awarded ISOs for the purchase of 1,000,000 shares at a price of $.14 to $.15 per share to various officers and key employees in recognition of their service to the Company. In January 2005, the company awarded ISOs for the purchase of 1,000,000 shares at a price of $.30 per share to six key employees as inducement for them to relocate to central Florida. These options vest once the relocation has taken place.

On July 27, 2001, the Company entered into employment agreements with its President, Vice President and Chief Financial Officer, with the officers receiving options to purchase a total of 1,100,000 shares of the Company's common stock exercisable in four increments of 275,000 shares at $.50 per share, $.625 per share, $.75 per share and $1.00 per share. The options are fully vested and are exercisable for a period of five years. These options expired in fiscal 2006.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 7 -  SHAREHOLDERS' EQUITY (continued)

Stock Options and Warrants  (continued)
--------------------------

On March 31, 2006, the Company entered into new employment agreements with its President and Chief Financial Officer. The President received 1,000,000 options with an exercise price of $.32 per share and the Chief Financial Officer received 500,000 options with an exercise price of $.29. These options vest in equal installments over five years and are exercisable for a period of five years from the vesting date.

A summary of the Company's outstanding and exercisable stock options as of July 29, 2006 is as follows:

                                                                                 Weighted Average
                                                                Number        Remaining Contractual
         Exercise Price             Status                     of Options           Life (years)
         --------------             ------                     ----------           ------------
                $0.14               Outstanding                  700,000                2.77
                 0.14               Exercisable                  700,000                2.77
                 0.15               Outstanding                  250,000                2.77
                 0.15               Exercisable                  250,000                2.77
                 0.29               Outstanding                  500,000                7.66
                 0.29               Exercisable                        -                7.66
                 0.30               Outstanding                  850,000                3.46
                 0.30               Exercisable                  200,000                3.46
                 0.32               Outstanding                1,000,000                7.66
                 0.32               Exercisable                        -                7.66

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payments ("SFAS 123R"), which requires all companies to measure compensation cost for all share-based payments at fair value and to recognize cost over the vesting period. In March 2005, the SEC released Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB 107"). SAB 107 provides the SEC staff position regarding the application of Statement 123R, including interpretive guidance related to the interaction between Statement 123R and certain SEC rules and regulations, and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC announced that companies should implement Statement 123R at the beginning of their next interim or annual period beginning after December 15, 2005 for small business issuers. The Company's first interim period beginning after December 15, 2005 was the quarter beginning January 29, 2006 at which date the Company adopted the fair value recognition provisions of SFAS 123R using the modified-prospective transition method. In accordance with this transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified prospective transition method, share-based compensation expense for the Company's third fiscal quarter beginning January 29, 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted after January 29, 2006 is based on the grant date

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)


NOTE 7 -  SHAREHOLDERS' EQUITY (continued)

Stock Options and Warrants  (continued)
--------------------------

fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation for options expected to vest on a straight-line basis over the requisite service period of the award.

Total share-based compensation expense, for all of the Company's share-based awards recognized for the year ended July 29, 2006, was $118,813 or $0.006 per share basic and diluted.

The Company uses a Black-Scholes option-pricing model (Black-Scholes model) to estimate the fair value of stock option grants. The use of a valuation model requires the Company to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company's stock price. The average expected life is based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The following were the inputs used in the Black-Scholes model for the years ended July 29, 2006 and July 30, 2005.

                                                                                  July 29, 2006         July 30, 2005
                                                                                  -------------         -------------
                          Stock price volatility                                     178.00%                212.00%
                          Risk-free rate of return                                     4.59%                  3.71%
                          Annual dividend yield                                        0.00%                  0.00%
                          Expected life (in years)                                        5                      5

Prior to the adoption of SFAS 123R, the Company recognized share-based compensation expense in accordance with APB25. The Company provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148), as if the fair value method defined by SFAS 123 had been applied to its share-based compensation. The pro forma table below reflects net earnings and basic and diluted net earnings per share for the years ended July 29, 2006 and July 30, 2005, had the Company applied the fair value recognition provisions of SFAS 123:

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)


NOTE 7 -  SHAREHOLDERS' EQUITY (continued)

Stock Options and Warrants  (continued)
--------------------------

                                                                         July 29, 2006         July 30, 2005
                                                                         -------------         -------------
              Net income applicable to common shareholders                 $ 236,620              $ 386,346
              Add:  Stock based employee compensation
                       expense recognized per SFAS 123R for
                       periods after January 29, 2006                        118,813                      -
              Less: Annual stock based employee compensation
                       expense determined under fair value method           (183,641)               (79,919)
                                                                           ---------              ---------

              Pro forma net income                                         $ 171,792              $ 306,427
                                                                           =========              =========

              Net income per share  basic:
                        As reported                                        $    0.01              $    0.03
                                                                           =========              =========

                        Pro forma                                          $    0.01              $    0.02
                                                                           =========              =========

              Net income per share  diluted:
                        As reported                                        $    0.01              $    0.02
                                                                           =========              =========

                        Pro forma                                          $    0.01              $    0.02
                                                                           =========              =========

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 8 - INCOME TAXES

At July 29, 2006 the Company has a remaining unused net operating loss carryforward of approximately $1,053,000 for income tax purposes, of which approximately $60,000 expires in 2012 and the remainder in the years 2018 through 2021. However, the ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. The net operating loss carryforwards may result in future income tax benefits of approximately $396,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. The valuation allowance for deferred tax assets decreased approximately $79,000 and $134,000 for the years ended July 29, 2006 and July 30, 2005, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of the Company's deferred tax assets and liabilities as of July 29, 2006 and July 30, 2005 are presented in the following table:

                                                            2006                       2005
                                                            ----                       ----
Deferred tax liabilities:
  Depreciation                                           $ (135,000)                $ (45,000)
Deferred tax assets:
  Net operating loss carryforwards                          396,000                   358,000
  Reserves for future costs and expenses                     38,000                    65,000
                                                         ----------                 ---------
Net deferred tax asset                                      299,000                   378,000
Valuation allowance for deferred tax assets                (299,000)                 (378,000)
                                                         ----------                 ---------
                                                         $        -                 $       -
                                                         ==========                 =========

The Company's actual effective tax rate for these years is reconciled to the expected statutory tax rate as follows:

                                                             2006                       2005
                                                             ----                       ----
Expected Federal statutory tax (benefit) rate                   34.00%                      34.00%
Expected state tax (benefit) rate, net of Federal tax            3.60%                       3.60%
                                                        ---------------            ----------------

Expected combined statutory tax rate                            37.60%                      37.60%
Utilization of net operating loss carryforward                 (37.60)%                    (37.60)%
                                                        ---------------            ----------------
Effective income tax rate                                        0.00%                       0.00%
                                                        ===============            ================

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under operating and capital leases expiring through December 2010. The manufacturing facility is owned by the Company's president. Future minimum lease payments under the non-cancelable leases with initial terms greater than one year, as of July 29, 2006 are approximately as follows:

                                               Operating               Capital
                Year Ended July,                 Leases                  Lease
                ----------------                 ------                  -----
                       2007                   $  680,109             $   28,153
                       2008                      699,143                 28,153
                       2009                      636,069                 16,531
                       2010                      440,685                      -
                       2011                      149,264                      -
                                              ----------             ----------

Total minimum lease payments                  $2,605,270               7072,837
                                              ==========
Less:  Amount representing interest                                      (5,835)
                                                                     ----------
Present value of net minimum
     lease payments                                                  $   67,002
                                                                     ==========

At July 29, 2006, the Company had $73,508 included in machinery and equipment which was purchased under a capital lease. There was no accumulated depreciation on this equipment at July 29, 2006.

Total rental expense for the years ended July 29, 2006 and July 30, 2005 was $534,153 and $303,533, respectively.

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

In March 2006, the Company entered into new employment agreements with two of the principal executives for services through March 31, 2011, thereby terminating the 2002 employment agreements. Under the terms of the agreements, the base salaries totaling $425,000 are increased annually with the greater of the percentage increase in the Consumer Price Index or 6%. In addition, the executives shall receive additional performance-based bonuses in an amount determined by the board of directors, receive auto allowances and may purchase one boat annually from the Company at its manufacturing costs.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

The Company sells its boats to independent dealers who, occasionally, finance the purchase through floor plan financing arrangements with lenders. In connection with this floor plan financing with certain dealers, the Company guarantees directly to lenders that they will repurchase boats with unencumbered titles that are in unused condition if the dealer defaults on its obligation to repay the loan. Since its inception and through July 30, 2005, the Company has not been required to repurchase any boats; however, the Company is contingently liable for approximately $1,938,532 under terms of these agreements as of July 29, 2006.

The Company has deposits in banks in excess of the FDIC insured amount of $100,000. At December 31, 2005, the Company had $211,621 in excess of this requirement which is subject to loss should the bank cease operations.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company leases its Fort Lauderdale, Florida office and manufacturing facilities from its President. Under the terms of the lease agreements, the Company pays the agreed monthly rents, applicable sales taxes, property taxes and it insures and maintains the buildings. For the years ended July 29, 2006 and July 30, 2005, the Company's President was paid rents of approximately $210,000 and $190,000, respectively, on the Fort Lauderdale facilities.

On December 6, 2005, the Company entered into a lease agreement under which the Company leases 53,648 square feet of manufacturing and warehouse facilities in Palmetto, Florida from its President for $30,700 per month increasing 5% per year. The Landlord may terminate the lease prior to the commencement of any renewal periods. The initial term of the lease is five years with three renewal terms for five years each. The Company has a "right of first refusal" to purchase the facility in the event the facility is sold during the term of the agreement. The Company's President was paid rents of approximately $237,000 for the Palmetto facility for the year ended July 29, 2006.

In accordance with the terms of their employment agreements, one officer purchased a boat from the Company in 2006 and two officers purchased boats from the Company in 2005 at cost.

On November 21, 2002, the Company's President and its Chief Financial Officer ("buyers") entered into agreements with Triton International Holdings Corp. ("Triton") to acquire all rights, title and security interest in the Company's note payable to Triton (see Note 6), including accrued interest. At the date of the agreements, the note payable had a principal balance of $350,000 and accrued interest of $102,025. The buyers extended these amounts plus accrued interest since the date of their purchase to February 14, 2004. Pursuant to the terms of the note to which the buyers succeeded, additional consideration was due to the note holder as it was unpaid on its third anniversary. Under those terms, the Company was obligated to issue common shares at the rate of 4 shares for each dollar of the unpaid balance of the note (including accrued interest). Therefore, the buyers received 1,808,098 common shares in accordance with these terms. The fair value of these shares based on the shares purchased from Triton was $36,162. On July 31, 2004, the Company issued 1,213,345 shares of common

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 10 - RELATED PARTY TRANSACTIONS (continued)

stock with a fair value of $146,601 to its President and Chief Financial Officer as payment for extending the due date of this note payable until February, 2006 and for personally guaranteeing the Company's bank line of credit. On March 14, 2006, the Company issued 360,049 shares of common stock with a fair value of $62,379 to its President and Chief Financial Officer as payment for extending the due date of this note payable until February 28, 2008.

On December 6, 2005, the Company's President, Chief Financial Officer and Vice President received 774,925 shares of its common stock, in lieu of cash, as payment of bonuses in the amount of $82,700 earned pursuant to their respective employment contracts during the year ended July 30, 2005. On January 13, 2005, the Company's President and Chief Financial Officer received 209,351 shares of its common stock, in lieu of cash, as payment of bonuses in the amount of $41,891 earned pursuant to their respective employment contracts during the year ended July 31, 2004.

The Company was unable to renew its existing line of credit without personal guarantees from its President. As payment for his personal guarantees, on March 14, 2006, the Company issued the President 562,219 shares of its common stock with a fair value of $97,263 to extend the line of credit to February 8, 2007 and on January 13, 2005, the Company issued the President 454,773 of its common shares with a fair value of $91,000 to extend the line of credit to December 31, 2005.

As consideration for entering into new employment agreements with the Company on March 31, 2006, the President and Chief Financial Officer received 800,000 shares of the Company's common stock with a fair value of $152,000. In addition, on March 31, 2006, the Company issued a board member 200,000 shares of its common stock with a fair value of $38,000.

Pursuant to the Company's development and operations plan for the Palmetto facility, certain of the Company's administrative and operations personnel have been relocated from the Company's Fort Lauderdale facility to the Palmetto facility. In order to facilitate the relocation of such personnel, the Company has provided interest free advances solely to cover the costs of such personnel to relocate. Included in employee receivables, at July 29, 2006, is $132,570 advanced to an employee who is related to an officer of the company for costs incurred in relocating to Palmetto.