Form 10QSB
period 2006-10-28
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2006-12-18
CIK 1063154

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended  October 28, 2006
                                                    ----------------

( )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from .............to.....................
         Commission file number .......................................

                   Jupiter Marine International Holdings, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Florida                                               65-0794113
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 1, 2006:
18,863,861 shares of common stock.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

Part I.  Financial Information                                                                             3
-------  ---------------------

Item 1.  Consolidated Financial Statements                                                                 3

         Balance Sheets as of October 28, 2006 and July 29, 2006                                           3

         Statements of Operations for the three months ended October
         28, 2006 and October 29, 2005                                                                     4

         Statements of Cash Flows for the three months ended October 28,
         2006 and October 29, 2005                                                                         5

         Notes to consolidated financial statements                                                        6

Item 2.  Management's Discussion and Analysis of Financial  Condition and
         Results of Operations                                                                             7

Item 3.  Controls and Procedures                                                                           9

Part II. Other Information                                                                                 11
-------- -----------------

Item 1.  Legal Proceedings                                                                                 11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                       11

Item 3.  Defaults Upon Senior Securities                                                                   11

Item 4.  Submissions of Matters to a Vote of Security Holders                                              11

Item 5.  Other Information                                                                                 11

Item 6.  Exhibits                                                                                          11

PART I.  FINANCIAL INFORMATION
Item 1.  Financial information

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        October 28,      July 29,
                                                                           2006           2006
                                                                        (unaudited)     (audited)
                            ASSETS
                            ------
CURRENT ASSTS:
     Cash and cash equivalents                                        $      100,542  $     315,235
     Accounts receivable, net                                                209,626        175,992
     Employee receivables                                                    134,570        134,570
     Inventory                                                             3,132,704      2,775,674
     Prepaid expenses                                                        155,116         82,960
                                                                      ------------------------------
         Total current assets                                              3,732,558      3,484,431

PROPERTY AND EQUIPMENT:
     Boat molds                                                            2,432,762      2,432,762
     Machinery and equipment                                                 605,576        605,576
     Leasehold improvements                                                  731,614        683,270
     Office furniture and equipment                                          103,950        103,950
                                                                      ------------------------------
                                                                           3,873,902      3,825,558
     Less accumulated depreciation and amortization                        1,984,483      1,874,274
                                                                      ------------------------------
     Property and equipment, net                                           1,889,419      1,951,284
                                                                      ------------------------------

OTHER ASSETS                                                                  43,754         34,957
                                                                      ------------------------------

        TOTAL ASSETS                                                  $    5,665,731  $   5,470,672
                                                                      ==============================

                LIABILITIES AND STOCKHOLDER'S EQUITY
                ------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                 $    1,270,806  $   1,164,070
     Accrued expenses                                                        162,770        209,625
     Customer deposits                                                        48,022         96,466
     Warranty reserve                                                        100,580        100,118
     Current portion of capital lease obligation                              24,687         24,687
     Notes payable                                                           700,000        550,000
                                                                      ------------------------------
        Total current liabilities                                          2,306,865      2,144,966

LONG-TERM LIABILITIES:
     Accrued interest due to shareholders                                    131,637        143,351
     Notes payable to shareholders                                           350,000        350,000
     Capital lease obligation, less current maturities                        36,279         42,315
                                                                      ------------------------------
                                                                             517,916        535,666
                                                                      ------------------------------

        TOTAL LIABILITIES                                                  2,824,781      2,680,632
                                                                      ------------------------------

SHAREHOLDERS' EQUITY:
     Common stock, $.001 par value, 50,000,000 shares authorized,
       18,863,861 and 18,863,861 issued and outstanding                       18,864         18,864
     Additional paid-in capital                                            4,143,787      4,105,197
     Deficit                                                              (1,321,701)    (1,334,021)
                                                                      ------------------------------
        TOTAL SHAREHOLDER'S EQUITY                                         2,840,950      2,790,040
                                                                      ------------------------------
        TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                    $    5,665,731  $   5,470,672
                                                                      ==============================

     See accompanying notes to consolidated financial statements

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                                   (unaudited)


                                                   October 28,              October 29,
                                                       2006                     2005
                                                       ----                     ----
NET SALES                                         $     3,892,224        $         3,134,300

COST OF SALES (exclusive of depreciation)               3,098,918                  2,354,793
                                                  ---------------        -------------------

   GROSS PROFIT                                           793,306                    779,507
                                                  ---------------        -------------------

OPERATING EXPENSES:
 Selling and marketing                                    143,332                    111,354
 General and administrative                               488,165                    360,752
 Depreciation and amortization                            110,209                     82,670
                                                  ---------------        -------------------

    Total operating expenses                              741,706                    554,776
                                                  ---------------        -------------------

OTHER INCOME (EXPENSE):
 Interest expense                                         (42,600)                   (15,884)
 Other income (expense)                                     3,320                     11,915
                                                  ---------------        -------------------

      Total other income (expense)                        (39,280)                    (3,969)
                                                  ---------------        -------------------

NET INCOME BEFORE INCOME TAXES                             12,320                    220,762
INCOME TAX EXPENSE                                              -                          -
                                                  ---------------        -------------------

NET INCOME                                                 12,320                    220,762

 Dividends on preferred stock                                   -                          -
                                                  ---------------        -------------------

NET INCOME APPLICABLE TO
COMMON SHAREHOLDERS                               $        12,320        $           220,762
                                                  ===============        ===================

Basic and diluted net income per
   common share
       Basic                                      $             -        $              0.01
                                                  ===============        ===================
       Diluted                                    $             -        $              0.01
                                                  ===============        ===================

Weighted average number of shares
  of common stock outstanding
      Basic                                            18,863,861                 15,555,525
      Diluted                                          19,863,861                 17,555,525






           See accompanying notes to consolidated financial statements

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED

                                                                                 October 28,        October 29,
                                                                                    2006               2005
                                                                                 (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                    $      12,320     $        220,762
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation and amortization                                                  110,209               82,670
     Options issued as compensation                                                  38,590
     Decrease (increase) in:
        Accounts receivable                                                         (33,634)                (715)
        Inventory                                                                  (357,030)            (510,887)
        Prepaid expenses                                                            (72,156)              53,199
        Other assets                                                                 (8,797)
     Increase (decrease) in:
        Accounts payable                                                            106,736              387,841
        Accrued expenses                                                            (46,855)              95,724
        Customer deposits                                                           (48,444)             (20,179)
        Warranty reserve                                                                462               25,635
        Accrued interest payable                                                    (11,714)              11,523
                                                                              -------------     ----------------

          Net cash (used in) provided by operating activities                      (310,313)             345,573
                                                                              -------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property and equipment                                          (48,344)             (86,639)
                                                                              -------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings on notes payable and long term debt                              150,000              160,000
        Payment on notes payable and long term debt                                       -             (240,000)
        Payments on capital lease obligations                                        (6,036)                   -
                                                                              -------------     ----------------

          Net cash used in financing activities                                     143,964              (80,000)
                                                                              -------------     ----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (214,693)             178,934

CASH AND CASH EQUIVALENTS, beginning of period                                      315,235              356,361
                                                                              -------------     ----------------

CASH AND CASH EQUIVALENTS, end of period                                      $     100,542     $        535,295
                                                                              =============     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest                                                $      54,314     $         15,884
                                                                              =============     ================









           See accompanying notes to consolidated financial statements

          Jupiter Marine International Holdings, Inc. and Subsidiaries
                   Notes to consolidated Financial Statements
                                   (UNAUDITED)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-months ended October 28, 2006, are not necessarily indicative of the results that may be expected for the year ending July 28, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended July 29, 2006.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period.

The consolidated financial statements include Jupiter Marine International Holdings, Inc. and its wholly owned subsidiary, Jupiter Marine International, Inc. All inter-company balances and transactions have been eliminated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Jupiter Marine International Holdings, Inc. (JMIH), a Florida corporation, was incorporated on May 19, 1998. On May 26, 1998, JMIH acquired all of the outstanding shares of common stock of Jupiter Marine International, Inc. (JMI), a boat manufacturing company, which was incorporated under the laws of the State of Florida on November 7, 1997. JMIH and JMI will sometimes be collectively referred to as the "Company". The Company's principal offices and manufacturing facilities are located in Ft. Lauderdale, Florida. Additional manufacturing facilities are located in Palmetto, Florida. The Company's Web site address is www.jupitermarine.com.

         The Company designs, manufactures and markets a diverse mix of high quality sportfishing boats under the Jupiter brand name. The outboard powered product line currently consists of five models:

         38' Forward Seating Center Console
         31' Cuddy Cabin
         31' Forward Seating Center Console
         31' Open Center Console
         29' Forward Seating Center Console

         The Company plans to grow the business by the addition of new features on present models, the introduction of new models and expansion of its Palmetto facility. The Company would consider an acquisition candidate if their products would complement those offered by the Company and the result would enhance the service level provided by the Company. There are no discussions with any potential candidates at this time, nor has the Company identified any acquisition candidates.

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

Net Sales

         The Company's net sales were $3,892,224 for the quarter ended October 28, 2006 an increase of $757,924 (or 24.2%) as compared to $3,134,300 for the quarter ended October 29, 2005. The new Palmetto facility which was not open in the quarter ended October 29, 2005 and manufactures only the new 29' Forward Seating Center Console, contributed $1,330,718 in net sales.

         Dealer inventory at October 28, 2006 was approximately two and one-half months compared to an approximate two-month supply at the same time last year. Order backlog reduced to approximately one month at October 28, 2006 from six months at the same time last year. The marine industry has been experiencing a softening in sales with some major companies reporting production cuts. We continually monitor activity at our dealerships and have and will continue to adjust production to meet consumer demand.

Cost of Sales and Gross Profit

         Cost of sales for the quarter ended October 28, 2006 was $3,098,918 resulting in $793,306 of gross profit or 20.4% of net sales. For the quarter ended October 29, 2005 cost of sales was $2,354,793 and gross profit was $779,507 or 24.9% of net sales. A sales mix shift to the less profitable 29' Forward Searing model and inefficiencies, primarily labor, associated with the commencement and development of Palmetto operations negatively impacted gross margin for the quarter ended October 28, 2006.

         Although the Company, in the past, has been able to somewhat offset increased raw material cost there can be no assurance that the Company will be able to do so in the future.

Selling, General and Administrative Expenses

         Selling and marketing expenses were $143,332, or 3.7% of net sales, for the quarter ended October 28, 2006 as compared to $111,354 or 3.6% of net sales for the same quarter of last year. This increase is attributable to engaging an advertising agency during the fourth quarter of last fiscal year and the addition of a full time customer service representative to better handle customer needs.

         General and administrative expenses were $488,165 or 12.5% of net sales for the quarter ended October 28, 2006 compared to $360,752 or 11.5% of net sales for the same quarter of last year. The Company recorded compensation cost of $38,591 from employee stock options as a result of adopting the provisions of Financial Accounting Standards No. 123, Share-Based Payment. The remaining increase is attributable to the addition of an inventory control specialist, higher employee benefit costs and an approximate $15,000 increase in general and liability insurance.

         Depreciation and amortization expense increased by approximately 33% or $27,539 to $110,209 for the quarter ended October 28, 2006 resulting from additional assets, including boat molds and equipment, relating to the new Palmetto facility.

         Interest expense for the quarter ended October 28, 2006 of $42,600 was $26,716 higher than the same quarter of last year due to increased inventories resulting in higher average borrowings on the line of credit.

Liquidity and Capital Resources

         At October 28, 2006, the Company had cash and cash equivalents of $100,542 and working capital of $1,425,693.

         The Company anticipates that cash generated from operations should be sufficient to satisfy the Company's contemplated cash requirements for its current operations for at least the next twelve months. Approximately $200,000 will be required to complete the initial Palmetto facility build-out. It is anticipated that funds needed activities will be provided from operations and an increase in the Company's credit line.

         Net cash used in operating activities was $310,313 for the three months ended October 28, 2006 compared to $345,573 provided by operating activities for the three months ended October 29, 2005.

         Inventories at October 28, 2006 increased by $357,030 from July 29, 2006, primarily from increased outboard engine inventory and work in process to support the sales growth.

         Accounts payable at October 28, 2006 increased by $106,736 due to the increase in inventory, primarily outboard engines.

         The Company spent $48,344 on improvements to the Palmetto facility during the quarter ended October 28, 2006.

         The number and level of employees at October 28, 2006 should be adequate to fulfill the production schedule.

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


                              JUPITER MARINE INTERNATIONAL HOLDINGS, INC.


Date: December 12, 2006       By: /s/Carl Herndon
                                 ----------------------------------------------
                                Carl Herndon, Director, Chief Executive Officer (Principal Executive Officer) and President


Date: December 12, 2006       By: /s/Lawrence Tierney
                                 -----------------------------------------------
                                 Lawrence Tierney, Director and Chief
                                 Financial Officer (Principal Executive Officer)