Form 10QSB
period 2007-01-27
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2007-03-13
CIK 1063154

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 27, 2007
                                                ----------------

( )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

 For the transition period from .......................to.......................

                         Commission file number: 0-26617

                   Jupiter Marine International Holdings, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Florida                                      65-0794113
   -------------------------------                     -------------------
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

         Yes  [ ]    No  [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 6, 2007:
18,863,861 shares of common stock.

         Transitional Small Business Disclosure Format (check one):

         Yes  [ ]    No  [X]

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                                                                            Page
                                                                                            ----
Part I.           Financial Information                                                       3
-------           ---------------------

Item 1.           Consolidated Financial Statements                                           3

                  Balance Sheets as of January 27, 2007 and July 29, 2006                     3

                  Statements of Operations for the three months and six months
                  ended January 27, 2007 and January 28, 2006                                 4

                  Statements of Cash Flows for the six months ended January 27,
                  2007 and January 28, 2006                                                   5

                  Notes to consolidated financial statements                                  6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                   6

Item 3.           Controls and Procedures                                                     10

Part II.          Other Information                                                           11
--------          -----------------

Item 1.           Legal Proceedings                                                           11

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                 11

Item 3.           Defaults Upon Senior Securities                                             11

Item 4.           Submissions of Matters to a Vote of Security Holders                        11

Item 5.           Other Information                                                           11

Item 6.           Exhibits                                                                    11

PART I   FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements


                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                         January 27,       July 29,
                                                                            2007             2006
                                                                            ----             ----
                            ASSETS                                       (unaudited)       (audited)
                            ------
CURRENT ASSETS:
     Cash and cash equivalents                                        $      209,655   $     315,235
     Accounts receivable                                                      39,230         175,992
     Employee receivables, net                                               134,570         134,570
     Inventory                                                             2,916,593       2,775,674
     Prepaid expenses                                                        159,232          82,960
                                                                      ---------------  --------------

         Total current assets                                              3,459,280       3,484,431

PROPERTY AND EQUIPMENT:
     Boat molds                                                            2,546,799       2,432,762
     Machinery and equipment                                                 617,160         605,576
     Leasehold improvements                                                  738,020         683,270
     Office furniture and equipment                                          103,950         103,950
                                                                      ---------------  --------------
                                                                           4,005,929       3,825,558
     Less accumulated depreciation and amortization                        2,121,499       1,874,274
                                                                      ---------------  --------------

     Property and equipment, net                                           1,884,430       1,951,284
                                                                      ---------------  --------------

OTHER ASSETS                                                                  63,726          34,957
                                                                      ---------------  --------------

       TOTAL ASSETS                                                   $    5,407,436   $   5,470,672
                                                                      ===============  ==============
                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                 $    1,461,718   $   1,164,070
     Accrued expenses                                                        160,081         209,625
     Customer deposits                                                        28,022          96,466
     Warranty reserve                                                        102,765         100,118
     Capital lease obligation                                                 24,687          24,687
     Notes payable                                                           325,000         550,000
                                                                      ---------------  --------------
        Total current liabilities                                          2,102,273       2,144,966

LONG-TERM LIABILITIES:
     Accrued interest due shareholders                                       144,066         143,351
     Notes payable to shareholders                                           350,000         350,000
     Capital lease obligation, less current portion                           30,153          42,315
                                                                      ---------------  --------------
                                                                             524,219         535,666
                                                                      ---------------  --------------

        TOTAL LIABILITIES                                                  2,626,492       2,680,632
                                                                      ---------------  --------------
SHAREHOLDER'S EQUITY:
     Common stock, $.001 par value, 50,000,000 shares authorized,
     18,863,861 issued and outstanding                                        18,864          18,864
     Additional paid-in capital                                            4,178,259       4,105,197
     Deficit                                                              (1,416,179)     (1,334,021)
                                                                      ---------------  --------------
        TOTAL SHAREHOLDER'S EQUITY                                         2,780,944       2,790,040
                                                                      ---------------  --------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $    5,407,436   $   5,470,672
                                                                      ===============  ==============

           See accompanying notes to consolidated financial statements

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     Three Months Ended                        Six Months Ended
                                             January 27,           January 28,          January 27,          January 28,
                                                 2007                 2006                 2007                  2006
                                                 ----                 ----                 ----                  ----
NET SALES                                    $  3,688,933         $   3,439,337        $   7,581,157         $  6,573,637

COST OF SALES (exclusive of depreciation)       3,056,180             2,613,919            6,162,608            4,968,712
                                             -------------        --------------       --------------        -------------

   GROSS PROFIT                                   632,753               825,418            1,418,549            1,604,925
                                             -------------        --------------       --------------        -------------

OPERATING EXPENSES:
 Selling and marketing                            126,581               161,313              269,913              272,667
 General and administrative                       402,999               412,062              891,064              772,813
 Depreciation and amortization                    136,505                57,014              246,713              139,684
                                             -------------        --------------       --------------        -------------

    Total operating expenses                      666,085               630,389            1,407,690            1,185,164
                                             -------------        --------------       --------------        -------------

OTHER INCOME (EXPENSE):
Interest expense                                  (55,910)              (14,933)             (98,510)             (30,817)
Impairment of assets                                    -               (73,844)                   -              (73,844)
Other income                                        2,273                10,158                5,593               22,072
                                             -------------        --------------       --------------        -------------

      Total other income  (expense)               (53,637)              (78,619)             (92,917)             (82,589)

NET INCOME BEFORE INCOME TAXES                    (86,969)              116,410              (82,058)             337,172

INCOME TAX EXPENSE                                      -                     -                    -                    -
                                             -------------        --------------       --------------        -------------

NET INCOME                                        (86,969)              116,410              (82,058)             337,172

 Dividends on preferred stock                           -                     -                    -                    -


NET INCOME APPLICABLE TO COMMON
SHAREHOLDERS                                 $    (86,969)        $     116,410              (82,058)             337,172
                                             =============        ==============       ==============        =============

Basic and diluted net income per
   common share
       Basic                                 $      (0.00)        $        0.01        $       (0.00)        $       0.02
                                             =============        ==============       ==============        =============
       Diluted                               $      (0.00)        $        0.01        $       (0.00)        $       0.02
                                             =============        ==============       ==============        =============

Weighted average number of shares
  of common stock outstanding
      Basic                                    18,863,861            16,372,493           18,863,861           15,964,009
                                             =============        ==============       ==============        =============
      Diluted                                  19,863,861            18,372,493           19,863,861           17,964,009
                                             =============        ==============       ==============        =============

           See accompanying notes to consolidated financial statements

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                   (UNAUDITED)

                                                                          January 27,        January 28,
                                                                             2007                2006
                                                                             ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income                                                         $   (82,158)     $      337,172
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation and amortization                                            246,713             139,684
     Options issued as compensation                                            73,062                   -
     Impairment of assets                                                           -              78,844
     Issuance of common shares to pay expenses                                      -             150,000
     Decrease (increase) in:
        Accounts receivable                                                   136,762              24,703
        Inventory                                                            (140,919)           (474,924)
        Prepaid expenses                                                      (76,272)             48,440
        Other assets                                                          (28,769)                440
     Increase (decrease) in:
        Accounts payable                                                      297,648             400,472
        Accrued expenses                                                      (49,544)             (1,497)
        Accrued interest payable                                                                   13,046
        Customer deposits                                                     (68,444)            (20,179)
        Warranty reserve                                                        2,647               2,478
                                                                          ------------     ---------------

          Net cash provided by operating activities                           310,726             698,679
                                                                          ------------     ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property and equipment                                   (179,856)           (749,074)
                                                                          ------------     ---------------

          Net cash used in investing activities                              (179,856)           (749,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowing on notes payable and long term debt                         150,000             160,000
        Payment on notes payable and long term debt                          (375,000)           (270,000)
        Payments on capital lease obligations                                 (12,165)                  -
                                                                          ------------     ---------------

          Net cash used in financing activities                              (237,165)           (110,000)
                                                                          ------------     ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (106,295)           (160,395)

CASH AND CASH EQUIVALENTS - Beginning of the period                           315,235             356,361
                                                                          ------------     ---------------

CASH AND CASH EQUIVALENTS - End of the period                             $   208,940      $      195,966
                                                                          ============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest                                            $    20,000      $        7,771
                                                                          ============     ===============

           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

Item 1. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six months ended January 27, 2007, are not necessarily indicative of the results that may be expected for the year ending July 28, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 29, 2006.

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

         38' Forward Seating Center Console
         38' Open Center Console
         31' Open Center Console
         31' Cuddy Cabin
         31' Forward Seating Center Console
         29' Forward Seating Center Console

         Our new 38' Open Center Console was adapted from our very popular 38' Forward Seating Center Console and is targeted for the serious offshore fisherman. It was received very well by both our dealers and retail customers when it was shown at several winter boat shows.

         The Company plans to grow the business by the addition of new features on present models, the introduction of new models and expansion of its Palmetto, Florida facility. The Company would consider an acquisition candidate if their products would complement those offered by the Company and the result would enhance the service level provided by the Company. There are no discussions with any potential candidates at this time, nor has the Company identified any acquisition candidates.

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

Net Sales

         The Company's net sales were $3,688,933 for the three months ended January 27, 2007, an increase of $249,596 (or 7.3%) as compared to $3,439,337 for the same quarter of last year. For the six months ended January 27, 2007, the Company's net sales were $7,581,157, an increase of $1,007,520 (or 15.3%) as compared to $6,573,637 for the same six-month period of last year. Our new Palmetto facility, which was not manufacturing boats until the fourth quarter of fiscal year 2006, and manufactures only the new 29' Forward Seating Center Console, contributed $1,370,008 and $2,717,284, respectively, for the quarter and six months ended January 27, 2007. The effects of higher fuel prices, higher interest rates, increases in cost of raw materials and lower consumer confidence has contributed to a slow down in the marine industry, which has tempered our sales growth. As such, demand for our products has materially decreased. Dealer inventory at January 27, 2007 was approximately four months supply compared to an approximate three months supply at the same time last year. Our order backlog has been reduced to approximately six weeks compared to six months at the same time last year. The Company anticipates this slow down to continue throughout the remainder of calendar year 2007. We continually monitor activity at our dealerships and have and will continue to adjust production to meet consumer demand.

Cost of Sales and Gross Profit

         Cost of sales for the three months ended January 27, 2007 was $3,056,180 resulting in $632,753 of gross profit or 17.2% of net sales. For the same quarter of last year cost of sales was $2,613,919 and gross margin was $825,418 or 24.0% of net sales. Cost of sales for the six months ended January 27, 2007 was $6,162,608 and gross profit was $1,418,549 or 18.7% of net sales.
For the six months ended January 28, 2006, cost of sales was $4,968,712 and gross profit was $1,604,925 or 24.4% of net sales. A shift in sales mix to the smaller lower gross margin 29' Forward Seating Center Console has significantly contributed to the lower gross margin. The increased cost of raw materials has also negatively affected gross margins. Management believes that any increase in the selling prices of our models at this time will have an adverse affect on sales. Cost associated with running two manufacturing facilities, both operating below capacity, has also adversely affected gross margins.

Selling, General and Administrative Expenses

         Selling and marketing expenses were $126,581, or 3.4% of net sales for the three months ended January 27, 2007 as compared to $161,313,or 4.7% of net sales for the same quarter of last year. For the six months ended January 27, 2007 selling and marketing expenses were $269,913, or 3.6% of net sales as compared to $272,667, or 4.1% of net sales for the same six months of last year. Boat show expenditures exceeded last year for the quarter and six months by approximately $19,000 and $24,500 respectively. Advertising and brochure cost were down compared to last year for the quarter and six months by approximately $36,000 and $26,000 respectively.

         General and administrative expenses were $402,999, or 10.9 % of net sales for the three months ended January 27, 2007 compared to $412,062 or 12.0% of net sales for the same quarter of last year. For the six months ended January 27, 2007 general and administrative expenses were $891,064, or 11.8% of net sales as compared to $772,813 or 11.8% of net sales for the same six months of last year. The Company recorded compensation cost of $34,472 and $73,062 for the quarter and six months ended January 27, 2007 as a result of adopting the provisions of Financial Accounting Standards No. 123R, Share-Based Payments. No such cost was required to be recorded during the same period of last year because prior to January 29, 2006, the Company accounted for its share-based compensation plan under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Accordingly, share-based compensation was included as a pro forma disclosure in the financial statement footnotes. Professional fees for the quarter and six months ended January 27, 2007 were approximately $48,000 and $45,000 less than the same periods of last year.

         Depreciation and amortization expense increased for the quarter and six months ended January 27, 2007 by approximately $79,000 and $107,000 respectively, as compared to the prior year periods, due to the purchase of equipment and leasehold improvements needed to bring the Palmetto facility online. Tooling cost associated with the new 29' Forward Seating Center Console also increased depreciation expense.

Interest expense

         Interest expense increased for the quarter and six months ended January 27, 2007 by approximately $41,000 and $68,000 due to higher borrowings on the line of credit and financing outboard engine inventories.

Liquidity and Capital Resources

         Cash and cash equivalents at January 27, 2007 were $209,655 as compared to $315,235 at July 29, 2006. Working capital at January 27, 2007 was $1,357,007 compared to $1,339,465 at July 29, 2006.

         The Company anticipates that cash generated from operations should be sufficient to satisfy its contemplated cash requirements for its current operations for at least the next twelve months. Approximately $200,000 of additional equipment, primarily consisting of ventilation equipment and overhead lifting cranes, will be needed to complete the initial phase of development of the Company's Palmetto facility. It is anticipated that funds for this equipment will be provided from operations and an increase in the Company's credit facilities.

         Net cash provided by operating activities for the six months ended January 27, 2007 was $310,726 compared to $698,679 of cash provided by operating activities during the six months ended January 28, 2006.

         Inventories increased by $140,919 at January 27, 2007 compared to July 29, 2006 from higher work in process primarily related to the 29' Forward Seating Center Console model. The increase in inventory was more than offset by a $297,647 increase in accounts payable.

         Approximately $180,000 of equipment was purchased during the six months ended January 27, 2007 primarily consisting of new molds. Expenditures for new molds should increase during the next twelve months as the Company continues to develop new products. Expenditures for equipment and leasehold improvements will increase as the new Palmetto facility is completed.

         The number and level of employees at January 27, 2007 should be adequate to fulfill the production schedule.

         As disclosed above, the effects of higher fuel prices, higher interest rates, increases in cost of other raw material and lower consumer confidence has contributed to a slow down of the marine industry which has tempered our sales growth. While we have had limited success in controlling our operational expenses and we continue to examine ways to reduce costs on a going-forward basis, as a public company we are constantly faced with increasing costs and expenses to comply with SEC reporting obligations. We may be required in fiscal 2007 to comply with the new annual internal control certification pursuant to
Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules. We expect that these and other compliance costs of a public company will increase significantly. In addition, our stock has historically been, and continues to be, relatively thinly traded, providing little liquidity for our shareholders. As a result of the foregoing, we have, from time-to-time considered, and expect from time-to-time to continue to consider strategic alternatives to maximize shareholder value.

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

                                 JUPITER MARINE INTERNATIONAL HOLDINGS, INC.


Date: March 9, 2007              By: /s/Carl Herndon
                                    -----------------------------------------
                                    Carl Herndon, Chief Executive Officer
                                    (Principal Executive Officer)


Date: March 9, 2007              By: /s/Lawrence Tierney
                                    -----------------------------------------
                                    Lawrence Tierney, Chief Financial Officer
                                    (Principal Financial Officer)