Form 10QSB
period 2007-04-28
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2007-06-12
CIK 1063154

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 28, 2007
                                                 --------------

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

                    1303 10th Street East, Palmetto FL 34221
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  941-729-5000
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


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

         Yes   [ ]   No  [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 25, 2007:
18,863,861 shares of common stock.

         Transitional Small Business Disclosure Format (check one):

         Yes [ ]  No  [X]

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                                                                                        Page
                                                                                                        ----
Part I.           Financial Information                                                                  3
-------           ---------------------

Item 1.           Consolidated Financial Statements                                                      3

                  Balance Sheets as of April 28, 2007 and July 29, 2006                                  3

                  Statements of Operations for the three months and nine months
                  ended April 28, 2007 and April 29, 2006                                                4

                  Statements of Cash Flows for the nine months ended April 28,
                  2007 and April 29, 2006                                                                5

                  Notes to consolidated financial statements                                             6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                              7

Item 3.           Controls and Procedures                                                               10

Part II.          Other Information                                                                     11
-------           -----------------

Item 1.           Legal Proceedings                                                                     11

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                           11

Item 3.           Defaults Upon Senior Securities                                                       11

Item 4.           Submissions of Matters to a Vote of Security Holders                                  11

Item 5.           Other Information                                                                     11

Item 6.           Exhibits                                                                              11

PART I   FINANCIAL INFORMATION
------   ----------------------
Item 1.  Consolidated Financial Statements


                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                 April 28,               July 29
                                                                                   2007                   2006
                                          ASSETS                                (unaudited)             (audited)
                                          ------                                -----------             ---------
CURRENT ASSETS:
      Cash and cash equivalents                                             $           216,405    $           315,235
      Accounts receivable, net                                                           38,634                175,992
      Employee receivable                                                               147,700                134,570
      Inventory                                                                       2,863,344              2,775,674
      Prepaid expenses                                                                  126,128                 82,960
                                                                            --------------------   --------------------
          Total current assets                                                        3,392,211              3,484,431
                                                                            --------------------   --------------------
PROPERTY AND EQUIPMENT:
      Boat molds                                                                      2,546,799              2,432,762
      Machinery and equipment                                                           579,905                605,576
      Leasehold improvements                                                            715,155                683,270
      Office furniture and equipment                                                     89,750                103,950
                                                                            --------------------   --------------------
                                                                                      3,931,609              3,825,558
      Less accumulated depreciation and amortization                                  2,224,545              1,874,274
                                                                            --------------------   --------------------

      Property and equipment, net                                                     1,707,064              1,951,284
                                                                            --------------------   --------------------

OTHER ASSETS                                                                             63,726                 34,957
                                                                            --------------------   --------------------
        TOTAL ASSETS                                                        $         5,163,001    $         5,470,672
                                                                            ====================   ====================
                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------

CURRENT LIABILITIES:
      Accounts payable                                                      $         1,444,922    $         1,164,070
      Accrued expenses                                                                  565,090                209,625
      Customer deposits                                                                 107,156                 96,466
      Warranty reserve                                                                  111,084                100,118
      Current portion of capital lease obligation                                        24,687                 24,687
      Notes payable                                                                      25,000                550,000
                                                                            --------------------   --------------------
         Total current liabilities                                                    2,277,939              2,144,966
                                                                            --------------------   --------------------
LONG-TERM LIABILITIES:
      Accrued interest due to shareholders                                              140,638                143,351
      Notes payable to shareholders                                                     350,000                350,000
      Capital lease obligation, less current portion                                     24,118                 42,315
                                                                            --------------------   --------------------
                                                                                        514,756                535,666

         TOTAL LIABILITIES                                                            2,792,695              2,680,632
                                                                            --------------------   --------------------
SHAREHOLDER'S EQUITY:
      Common stock, $.001 par value, 50,000,000 shares authorized,
      18,863,861 issued and outstanding                                                  18,864                 18,864
      Additional paid-in capital                                                      4,192,137              4,105,197
      Deficit                                                                        (1,840,695)            (1,334,021)
                                                                            --------------------   --------------------
         TOTAL SHAREHOLDER'S EQUITY                                                   2,370,306              2,790,040
                                                                            --------------------   --------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $         5,163,001    $         5,470,672
                                                                            ====================   ====================

      See accompanying notes to consolidated financial statements

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    Three Months Ended                     Nine Months Ended
                                               April 28,            April 29,        April 28,             April 29,
                                                2007                  2006              2007                  2006
                                                ----                  ----              ----                  ----
NET SALES                                     $  3,978,775        $  4,066,757     $  11,559,932         $  10,640,394

COST OF SALES (exclusive of depreciation)        3,032,453           3,178,447         9,150,637             8,147,158
                                              ---------------------------------    ------------------------------------
   GROSS PROFIT                                    946,322             888,310         2,409,295             2,493,236
                                              ---------------------------------    ------------------------------------
                                                     23.8%               21.8%             20.8%                 23.4%
OPERATING EXPENSES:
 Selling and marketing                             228,864             129,099           498,776               401,765
 General and administrative                        435,574             523,395         1,326,638             1,296,210
 Relocation expenses plant and offices             234,838                               279,261
 Depreciation and amortization                     137,492              88,059           384,205               227,742
                                              ---------------------------------    ------------------------------------
    Total operating expenses                     1,036,768             740,553         2,488,880             1,925,717
                                              ---------------------------------    ------------------------------------

OTHER INCOME (EXPENSE):
 Interest expense                                  (54,805)            (13,710)         (153,315)              (44,527)
 Impairment of assets                              (33,934)                              (33,934)              (78,844)
 Other expense - loan guarantee                          -             (97,500)                -               (97,500)
 Other income (expense)                           (245,331)           (217,602)         (239,840)             (190,531)
                                              ---------------------------------    ------------------------------------
      Total other income  (expense)               (334,070)           (328,812)         (427,089)             (411,402)
                                              ---------------------------------    ------------------------------------

NET(LOSS)  INCOME BEFORE INCOME TAXES             (424,516)           (181,055)         (506,674)              156,117

INCOME TAX EXPENSE                                       -                   -                 -                     -
                                              ---------------------------------    ------------------------------------
NET (LOSS) INCOME APPLICABLE TO COMMON
 SHAREHOLDERS                                     (424,516)           (181,055)         (506,674)              156,117
                                              =================================    ====================================

Basic and diluted net (loss) income  per
   common share
       Basic                                  $      (0.02)       $      (0.01)    $       (0.03)        $        0.01
                                              =================================    ====================================
       Diluted                                $      (0.02)       $      (0.01)    $       (0.03)        $        0.01
                                              =================================    ====================================
Weighted average number of shares
  of common stock outstanding
      Basic                                     18,863,861          16,958,243        18,863,861            16,295,420
      Diluted                                   19,863,861          17,958,243        18,863,861            16,962,087











           See accompanying notes to consolidated financial statements

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                                   (UNAUDITED)

                                                                                April 28,              April 29,
                                                                                  2007                   2006
                                                                                  ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) Income                                                         $      (506,674)        $        156,117
Adjustments to reconcile net (loss) income to net cash
 provided by operating activities:
      Depreciation and amortization                                               384,205                  227,742
      Impairment of assets                                                         33,934                   78,844
      Gain on asset disposition                                                         -                  (35,000)
      Issuance of common shares to pay expenses                                         -                  499,535
      Options issued as compensation                                               86,940                   80,222
      Decrease (increase) in:
          Accounts receivable                                                     137,358                    4,013
          Employee receivable                                                     (13,130)
          Inventory                                                               (87,670)                (748,674)
          Prepaid expenses                                                        (43,168)                  29,444
          Other assets                                                            (28,769)                  (2,598)
      Increase (decrease) in:
          Accounts payable                                                        280,852                  490,942
          Accrued expenses                                                        355,465                   20,468
          Customer deposits                                                        10,690                  (20,179)
          Warranty reserve                                                         10,966                    5,228
          Accrued interest payable                                                 (2,713)                  24,569
                                                                          ----------------        -----------------
            Net cash provided by operating activities                             618,286                  810,673
                                                                          ----------------        -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Proceeds from sale of property                                                -                   35,000
          Purchase of property and equipment                                     (173,919)                (977,493)
                                                                          ----------------        -----------------

            Net cash used in investing activities                                (173,919)                (942,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
          Payments on notes payable                                              (675,000)
          Borrowings on notes payable                                             150,000                  110,000
          Payments on capital lease obligations                                   (18,197)
                                                                          ----------------        -----------------
            Net cash (used in) provided by  financing activities                 (543,197)                 110,000
                                                                          ----------------        -----------------

NET DECREASE IN CASH                                                              (98,830)                 (21,820)

CASH - Beginning of the period                                                    315,235                  356,361
                                                                          ----------------        -----------------
CASH - End of the period                                                  $       216,405         $        334,541
                                                                          ================        =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Cash paid for interest                                          $        54,805         $         44,527
                                                                          ================        =================











           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc.
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

Item 1. Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-months ended and nine months ended April 28, 2007, are not necessarily indicative of the results that may be expected for the year ending July 28, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 29, 2006.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Jupiter Marine International Holdings, Inc. (JMIH), a Florida corporation, was incorporated on May 19, 1998. On May 26, 1998, JMIH acquired all of the outstanding shares of common stock of Jupiter Marine International, Inc. (JMI), a boat manufacturing company, which was incorporated under the laws of the State of Florida on November 7, 1997. JMIH and JMI will sometimes be collectively referred to as the "Company". The Company's principal offices were recently relocated from Ft. Lauderdale, Florida to Palmetto, Florida. The Company's Web site address is www.jupitermarine.com.

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

         In an effort to reduce expenses and consolidate operations the Company's Fort Lauderdale manufacturing operations and corporate offices were relocated to Palmetto, Florida during May 2007. By mutual consent the lease on the Ft. Lauderdale manufacturing facility was terminated as of June 1, 2007. The Company is seeking to terminate remaining facilities leases in Fort Lauderdale which are in the aggregate amount of approximately $10,000 per month. The 38' and all 31' models were move into our existing Palmetto facility, which was opened during February 2006. The corporate offices were relocated to an office building that is about one half mile from the Palmetto manufacturing facility and is leased from a third party. The lease commenced on June 1, 2007 and is for two years at $4,491 per month with an option for one additional year at $4,626 per month.

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

Net Sales

         The Company's net sales were $3,978,775 for the three months ended April 28, 2007, a decrease of $87,982 (or 2.2%) as compared to $4,066,757 for the same quarter of last year. For the nine months ended April 28, 2007, the Company's net sales were $11,559,932, an increase of $919,538 (or 8.6%) as compared to $10,640,394 for the same nine-month period of last year. At April 28, 2007 34 boats were available for sale at dealer locations, compared to 17 boats in dealer inventory at the same time last year. New dealers signed this fiscal year account for 12 of the 17 boat increase. Our order backlog has reduced to approximately six weeks from approximately six months at the same time last year. The reduction in our order backlog is a reflection of the general slow down in the marine industry, which has been hampered by higher fuel prices, higher interest rates and increases in cost of other raw material.

Cost of Sales and Gross Profit

         Cost of sales for the three months ended April 28, 2007 was $3,032,453 resulting in $946,322 of gross profit or 23.8% of net sales. For the same quarter of last year cost of sales was $3,178,447 and gross margin was $888,310 or 21.8% of net sales. Cost of sales for the nine months ended April 28, 2007 was $9,150,637 and gross profit was $2,409,295 or 20.8% of net sales. For the nine months ended April 29, 2006, cost of sales was $8,147,158 and gross profit was $2,493,235 or 23.4% of net sales. The gross profit gain realized during the quarter ended April 28, 2007 results from improved manufacturing efficiencies which have offset the negative impact of selling more of our lower margin 29' Forward Seating model and higher cost of raw materials. However, the third quarter improvement has not been enough to offset the year to date sales shift nor higher costs. We cannot predict that we will be able to offset the increased cost of raw materials in the future.

Selling, General and Administrative Expenses

         Selling and marketing expenses were $228,864, or 5.8% of net sales for the three months ended April 28, 2007 as compared to $129,099, or 3.2% of net sales for the same quarter of last year. For the nine months ended April 28, 2007 selling and marketing expenses were $498,776, or 4.3% of net sales as compared to $401,765, or 3.8% of net sales for the same nine months of last year. Boat show expenditures and related travel expenses were up for the quarter and nine months ended April 28, 2007 by approximately $74,000 and $94,000 respectively. We displayed our product at four additional boat shows during the fiscal 2007 year.

         General and administrative expenses were $435,574, or 10.9% of net sales for the three months ended April 28, 2007 compared to $523,395 or 12.9% of net sales for the same quarter of last year. For the nine months ended April 28, 2007 general and administrative expenses were $1,326,638, or 11.5% of net sales as compared to $1,296,210 or 12.2% of net sales for the same nine month period of last year. No management incentive bonuses were accrued during the quarter ended April 28, 2007 compared to a $100,000 for the quarter ended April 30, 2006. Additionally, insurance cost increased as a result of higher sales, more covered assets and an overall increase in premiums.

         The Company recorded compensation cost of $13,877 and $86,939 for the quarter and nine months ended April 28, 2007 as a result of adopting the provisions of Financial Accounting Standards No. 123R, Share-Based Payments. The Company recorded $80,222 when it adopted this provision on April 29, 2006.

         The increase in depreciation and amortization expense for the three and nine months ended April 28, 2007 by $49,433 and $156,463 respectively was due to depreciation of new additions for the Palmetto facility.

Other Income (Expense)

         It was determined during a Phase II Environmental Property Assessment conducted in March 2007 and a Groundwater Quality Investigation conducted in April 2007 that petroleum contaminated groundwater currently exists on the Fort Lauderdale property containing the Company's manufacturing facilities. Further contaminant assessment activities are recommended to further delineate groundwater and possible soil contaminant plumes. Based on the opinion of engineers hired by the Company the costs for assessment and rehabilitation of petroleum contaminated soil and groundwater are estimated to be approximately $250,000. A provision in this amount was recorded during April 2007. Actual costs of site assessment activities and performance of remedial actions may be more or less, depending on the type, extent and concentrations of contaminants present in soil and groundwater, the ultimate efficiency of the remediation strategy implemented and regulatory requirements.

         Interest expense increased for the quarter and nine months ended April 28, 2007 by approximately $41,000 and $109,000 due to higher average borrowings on the line of credit and financing outboard engine inventories.

Liquidity and Capital Resources

         Cash and cash equivalents at April 28, 2007 were $216,405 as compared to $315,235 at July 29, 2006. Working capital at April 28, 2007 was $1,114,272 compared to $1,339,465 at July 29, 2006.

         The Company anticipates that cash generated from operations should be sufficient to satisfy its contemplated cash requirements for its current operations for at least the next twelve months. The Company anticipates that up to $500,000 for additional equipment will still be needed to bring the Company's Palmetto facility up to full production capability. It is anticipated that funds for these activities will be provided from operations and an increase in the Company's credit facilities.

         Net cash provided by operating activities for the nine months ended April 28, 2007 was $584,352 compared to $810,673 of cash provided by operating activities during the nine months ended April 29, 2006.

         Accounts payable increased by $280,852 at April 28, 2007 compared to July 29, 2006 because of the normal and regular fluctuations of the timing of inventory receipts. Vendor accounts have remained within terms. Most of the increase in accrued expenses was the result of recording the provision for contaminated soil clean up. Excess cash was used to pay down notes payable.

         Approximately $114,000 was spent on new boat molds during the nine moths ended April 28, 2007. Equipment not relocated to Palmetto was written off during the quarter ended April 28, 2007 resulting in a $33,934 loss.

         The number and level of employees at April 28, 2007 should be adequate to fulfill the anticipated production schedule at the Company's Palmetto, Florida manufacturing facility.

         As disclosed above, the effects of higher fuel prices, higher interest rates, increases in cost of other raw material and lower consumer confidence has contributed to a slow down of the marine industry, which has tempered our sales growth. While we have had limited success in controlling our operational expenses and we continue to examine ways to reduce costs on a going-forward basis, as a public company we are constantly faced with increasing costs and expenses to comply with SEC reporting obligations. We will be required in fiscal 2008 to comply with the new annual internal control certification pursuant to
Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules. We expect that these and other compliance costs of a public company will increase significantly. In addition, our stock has historically been, and continues to be, relatively thinly traded, providing little liquidity for our shareholders. As a result of the foregoing, we have, from time-to-time considered, and expect from time-to-time to continue to consider strategic alternatives to maximize shareholder value.

         In connection with the termination of the lease of the Company's Fort Lauderdale manufacturing facilities, the Company discovered soil contamination within the Fort Lauderdale property. The Company is responsible for the environmental clean up costs of the contaminated soil. On the basis of preliminary testing, the Company believes the total cost of the clean up will be approximately $250,000. However, the final cost cannot be determined until additional tests are completed.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

         The management of the Company, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

Changes in internal controls

         There were no changes in the Company's internal controls or in other factors that could have materially affected or are reasonably likely to materially affect those controls since the most recent evaluation of such controls.

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

                           JUPITER MARINE INTERNATIONAL
                           HOLDINGS, INC.


Date: June 4, 2007         By: /s/Carl Herndon
                              --------------------------------------------------
                                 Carl Herndon, Chief Executive Officer
                                 (Principal Executive Officer)


Date: June 4, 2007         By: /s/Lawrence Tierney
                              --------------------------------------------------
                                 Lawrence Tierney, Chief
                                 Financial Officer (Principal Financial Officer)