Form 10KSB
period 2007-07-28
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2007-11-13
CIK 1063154

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended July 28, 2007

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

                    1103 12th Avenue East Palmetto, FL 34221
                    ----------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (941)-729-5000
                                 --------------
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

State issuer's revenues for its most recent fiscal year. $15,225,021

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. ($0.08 on October 15, 2007) $710,082.24

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 15, 2007: 18,863,861 Shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One).   Yes [ ]    No [X]

                                                 Table of Contents


                                                                                                                Page
                                                                                                                ----
Item 1.           Description of Business.........................................................................1

Item 2.           Description of Property.........................................................................5

Item 3.           Legal Proceedings...............................................................................5

Item 4.           Submission of Matters to a Vote of Security Holders.............................................5

Item 5.           Market for Common Equity and Related Stockholder Matters........................................6

Item 6.           Management's Discussion and Analysis or Plan of Operation.......................................7

Item 7.           Financial Statements...........................................................................13

Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..........13

Item 8A.          Controls and Procedures........................................................................13

Item 8B.          Other Information..............................................................................13

Item 9.           Directors, Executive Officers, Promoters and Control Persons, Compliant with Section
                  16(A) of the Securities Exchange Act of 1934...................................................14

Item 10.          Executive Compensation.........................................................................15

Item 11.          Security Ownership of Certain Beneficial Owners and Management and Related  Stockholder
                  Matters........................................................................................17

Item 12.          Certain Relationships and Related Transactions and Director Independence.......................18

Item 13.          Exhibits.......................................................................................19

Item 14.          Principal Accountant Fees and Services.........................................................20

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business

         Jupiter Marine International Holdings, Inc. (JMIH), a Florida corporation, was incorporated on May 19, 1998. On May 26, 1998, JMIH acquired all of the outstanding shares of common stock of Jupiter Marine International, Inc. (JMI), a boat manufacturing company, which was incorporated under the laws of the State of Florida on November 7, 1997. JMIH and JMI will sometimes be collectively referred to as the "Company". The Company's principal offices and manufacturing facilities are located in Palmetto, Florida. The Company's web site address is www.jupitermarine.com.

         The Company designs, manufactures and markets a diverse mix of high quality sport fishing boats under the Jupiter name. The product line currently consists of five models:

         29' Forward Seating Center Console
         31' Open Center Console
         31' Cuddy Cabin
         31' Forward Seating Center Console
         38' Forward Seating Center Console

Products

         38' Forward Seating Center Console
         ----------------------------------

         The list prices for the Jupiter 38' model range from $223,850 to $270,940. The Jupiter 31 models range from $161,970 to $169,680 and the Jupiter 29 ranges from $139,990 to $144,140. Optional equipment specified by the customer is additional. The Company provides each boat purchaser with a limited lifetime hull structure warranty and a 12-month warranty on any other part manufactured by the Company.

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

         31' Open Center Console
         -----------------------

         The 31' Open Center Console is designed for the more serious fisherman including optional dual station tower, dual livewells and twin-oversized fishboxes. This model includes a private stand up compartment with 6'2" headroom containing a vanity with sink and shower and room for optional marine head.

         31' Cuddy Cabin Center Console
         ------------------------------

         The 31' Cuddy Cabin fits the balance between fish and fashion. The 31' Cuddy is designed with the family fisherman in mind. The forward cabin has room for get-away weekends or overnighting. Topside, there is ample room for fishing and generous seating areas for cruising. A fishbox, baitwell, rod holders and rod storage are standard, as is the large stand-up console with room for an optional marine head.

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

Manufacturing

Facilities
----------

         In an effort to reduce expenses in a difficult market, the Company closed its Ft. Lauderdale manufacturing plant and executive offices, effective June 1, 2007, and terminated the lease on its main facility. Effective June 1, 2007 the Company's executive offices and manufacturing operations were relocated to Palmetto, Florida (see Item 2).

         The Company's manufacturing plant is set up with full-length assembly lines. Each line operates at a rate that is determined by sales demand. It is Management's intent that each assembly line run at a consistent line rate so that the workstations become repetitive and components can be assembled in quantity at a most efficient rate. A line rate can generally be increased or decreased by simply adding or subtracting workers and material on the line. Construction of a Jupiter outboard model, depending on size, takes approximately four to six weeks to complete.

         The Company built 43 boats at its Ft. Lauderdale facility through May 2007 and 59 boats in its Palmetto facility during fiscal year 2007. The Palmetto facility, when all planned improvements are made, will have the capacity to build in excess of 120 boats per year. It is estimated that an additional $750,000 to $1,000,000 in capital expenditures, excluding new tooling costs, will be needed to meet this production schedule. At the present time funding for these projects has not been secured. Additional manpower, small equipment and tooling will also be required.

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

         The additional increase in stern lift balances the hull on its lines and allows the boat to raise on plane very quickly with very little loss of visibility from the helm. The resulting running angle allows the bow to cut through the water at a sharper angle, which results in deflecting spray out, not up and for a softer and drier ride that reduces pounding or hopping commonly associated with boats.

         Design and tooling for new boat models and improvements to existing models is an integral part of the Company's business and will be ongoing. Time involved will be dependent on the magnitude of the project and could range from three to twelve months. The anticipated cost in planning, designing and tooling a new boat ranges from $500,000 to $800,000 depending on size and complexity. It is anticipated that the costs of these projects will be funded with additional financing as well as from cash flows from operations.

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

         The marketing of boats to retail customers is the direct responsibility of authorized dealers, whose efforts are supplemented by the Company through advertising in boating magazines and participation in boat shows. The Company`s dealers are located in the United States along the East Coast and Gulf of Mexico. These dealers are not exclusive to the Company and may carry the boats of other companies. The Company uses discretion in locating new dealers in an effort to protect the interests of the existing dealers. The Company normally does not manufacture boats for inventory. Most boats are pre-sold to a dealer when entering the production line. The Company currently has agreements with 15 boat dealers. The Company is in the process of seeking additional qualified boat retailers to act as dealers.

         Approximately 61% of Company shipments are made pursuant to commercial dealer floor plan financing programs. Under these arrangements, a dealer establishes lines of credit with one or more, Company approved, third-party lenders for the purchase of inventory. When a dealer purchases a boat pursuant to a floor plan arrangement, it draws against its line of credit and the lender pays the invoice cost of the boat directly to the Company usually within five days. The remaining 39% of sales are through retail dealers with payment due at time of delivery.

         The Company has agreed to repurchase boats with unencumbered titles from an approved third-party lender, which have been repossessed from a dealer and returned to the Company in new or like new condition. Since its inception and through July 28, 2007, the Company has not been required to repurchase any boats. However, the Company is contingently liable for approximately $1,810,885 under terms of these agreements as of July 28, 2007. Except as noted above, the Company has no other obligation to repurchase boats from its dealers.

Competition

         The market for sport fishing boats is extremely competitive. The Jupiter line competes directly with many other manufacturers in its market segment including but not limited to: Intrepid Powerboats, Inc., Contender Boats, Inc., Grady-White Boats, Pursuit (a Division of S2 Yachts), and Regulator.

Employees

         Gevity HR (Gevity) has been engaged by JMIH to provide all personnel and human resource management services. The Company employs approximately 70 full-time personnel at its Palmetto facility, including 12 administrative and executive personnel. The agreement with Gevity may be terminated upon 30 days written notice. Management believes its relationship with its employees is good and does not foresee any difficulties in hiring additional employees.

ITEM 2.  DESCRIPTION OF PROPERTY

         Due to adverse market conditions, the Company terminated its leases, effective June 1, 2007, on the facility located at 3391 S.E. 14th Avenue, Fort Lauderdale, Florida. The Company leased the facility from Carl Herndon, the Company's President and Chief Executive Officer who agreed to the early termination of the lease.

         Three additional buildings of 6,250, 3,240 and 5,000 square feet, which are located adjacent to the Fort Lauderdale manufacturing facility, are leased from an independent lessor. The monthly rent for these buildings is $4,718, $2,860 and $3,738. Two of theses leases expire on July 31, 2008. The other lease expires on September 30, 2008. The Company is no longer using these buildings and the landlord has agreed to actively seek other tenants. When and if other tenants are found the Company's obligation for the lease will terminate. To date, no new tenants have been found. The estimated future payments of $99,515 required under these leases has been accrued at July 28, 2007.

         On December 6, 2005, the Company entered into a lease with an entity affiliated with Carl Herndon, the Company's President and Chief Executive Officer, for its Palmetto boat manufacturing facility located at 1103 12th Avenue East, Palmetto, Florida 34221 consisting of three buildings totaling 53,648 square feet. The term of the lease is for five years. The lease requires the Company to pay initial monthly lease payments of $30,700.00 per month plus applicable real estate and sales taxes. The lease payments are subject to a 5% annual increase. The Company has a "right of first refusal" to purchase the facility in the event the facility is sold during the term of the agreement.

         On June 1, 2007, the Company entered into a lease with Michael M. Carter, a third party developer, for a 4,800 square foot office building for the Company's corporate offices in Palmetto, Florida. The term of the lease is from June 1, 2007 through May 31, 2009 with an option for an additional year at an increase of 3%. The lease requires the Company to pay lease payments of $4,491 per month.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity

         The Company's common stock is quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol "JMIH". The following table sets forth the high and low bid quotations for the Company's common stock as traded on the OTCBB for the calendar year periods indicated. The Company's common stock is thinly traded. On October 15, 2007 the closing bid price of the Company's common stock was $0.08. Quotations, as supplied by the OTCBB, reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

Calendar Period                                   High             Low
---------------                                   ----             ---

Quarter ended April 30, 2005                      $0.43           $0.27
Quarter ended July 30, 2005                       $0.33           $0.25
Quarter ended October 29, 2005                    $0.32           $0.26
Quarter ended January 28, 2006                    $0.225          $0.23
Quarter ended April 29, 2006                      $0.29           $0.29
Quarter ended July 29, 2006                       $0.24           $0.24
Quarter ended October 28, 2006                    $0.21           $0.17
Quarter ended January 27, 2007                    $0.126          $0.116
Quarter ended April 28, 2007                      $0.18           $0.12
Quarter ended July 28, 2007                       $0.12           $0.08

         To the best of our knowledge, as of the date of this report there are approximately 100 holders of record of the Company's common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

         The table below provides information as of July 28, 2007, pertaining to all compensation plans under which equity securities of the Company are authorized for issuance: All outstanding options were issued under the Company's 2004 Management and Director Equity Incentive and Compensation Plan, which is summarized within the notes to the Company's financial statements contained herein.

                                                                                         Number of securities
                                     Number of securities                               remaining available for
                                       to be issued upon         Weighted-average        future issuance under
                                          exercise of            exercise price of        equity compensation
                                     outstanding options,      outstanding options,   plans (excluding securities
                                      warrants and rights       warrants and rights    reflected in column (a))
                                              (a)                       (b)                        (c)
                                    -----------------------------------------------------------------------------
Equity compensation plans
   approved by security holders          2,750,000                     $.26                      2,550,000

Equity compensation plans not
   approved by security holders                ---                     ----                           None

         Total                           2,750,000

Related Stockholder Matters

         None.

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

         Management of the Company expects that higher fuel prices, higher interest rates, a weak housing market's effect on the buying public, concerns with the credit markets, and increases in costs of other essential items may negatively effect our business. These factors have already contributed to an overall slow down in the marine industry. Based on published reports the marine industry has experienced double digit sales declines. Some retail boat sales outlets have announced that due to high inventory levels they plan on increasing promotional sales to move product. These retail outlets have also expressed concern over their high inventory levels and have indicated that they will be reducing purchases in the future. In addition, as a public company we are constantly faced with increasing costs and expenses to comply with SEC reporting obligations. We believe we will be required in fiscal 2008 to comply with the annual internal control certification pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules. We expect that these and other compliance costs of a public company will increase significantly. In addition, our stock has historically been, and continues to be, relatively thinly traded, providing little liquidity for our shareholders. As a result of the foregoing, we have, from time-to-time considered, and expect from time-to-time to continue to consider strategic alternatives to maximize shareholder value. See "Other Events" below.

Results of Operations

Net Sales
---------

         The Company's net sales for the fiscal year ended July 28, 2007 were $15,225,021 an increase of $74,632 (or 0.5%) as compared to $15,150,389 for the fiscal year ended July 29, 2006.

         Dealer inventory at July 28, 2007 increased by approximately 42% to an approximate three-month supply compared to about a two month supply at July 29, 2006. This increase is attributable to a slow down in retail sales for the marine industry as a whole and our Company in particular. We have been able to mitigate the sales erosion by enlisting new dealers who contributed approximately $2.9 million or 19.8% to our fiscal year 2007 sales. Conversely, same dealer sales have declined by approximately 20.1% as compared to fiscal year 2007. There is no assurance that additional new dealers can absorb any potential sales decline in the future as we have filled most of the open sales territories. Promotional sales discounts, given to stimulate retail sales, increased to $463,083 or 3.0% of sales for the year ended July 28, 2007 as compared to $ 152,594 or 1.0% of sales for the year ended July 29, 2006. Order backlog has declined to approximately one month at July 28, 2007 compared to two months at July 29, 2006. We continually monitor activity at our dealerships and will, if necessary, adjust production to consumer demand.

         The average selling price per boat for fiscal year 2007 declined to approximately $149,000 compared to $164,000 during fiscal year 2006. 102 boats were sold during fiscal year 2007 as compared to 92 boats in fiscal year 2006. The reduction of the average price per boat is the result of a higher concentration of sales in our lower priced, lower margin 29' Forward Seating model at the sacrifice of our 31 Forward Seating model, which has been our most popular selling model for many years. We are developing a new model that will be introduced at the October 2007 Ft. Lauderdale boat show. The Company is also developing other new models that may be introduced in the near future.

Cost of Sales
-------------

         Cost of sales for the year ended July 28, 2007 was $12,651,880 resulting in $2,706,370 of gross profit or 17.8% of net sales. For last fiscal year ended July 29, 2006 cost of sales was $11,458,709 and gross profit was $3,691,680 or 24.4% of net sales. Sales mix shift to the smaller lower gross margin 29' Forward Seating model significantly reduced gross margins. Increases in promotional discounts, as mentioned previously, reduced gross margins by approximately 2%. The increase in selling price at the start of fiscal year 2008 (August 1, 2007) but only partially offset increases in raw material, labor and other operating expenses. Management is very concerned about the consumers' acceptance of rising selling prices now and in the future.

         Costs associated with running two manufacturing facilities, both operating below capacity, adversely affected gross margins. As mentioned previously, the Ft. Lauderdale facility was closed and all functions were relocated to the Palmetto facility. The Company incurred costs of approximately $308,000 for this relocation. In addition, the Company is obligated for the future payments on three buildings it is no longer using in Fort Lauderdale. Therefore, in accordance with FASB Statement of Financial Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a charge to earnings of $99,515 representing the estimated future payments required under these leases.

         The Company has experienced several warranty issues with products manufactured by two of its suppliers resulting in the need to increase its warranty reserve by about $100,000 during fiscal year 2007.

Operating Expenses
------------------

         Selling and marketing expenses increased to $616,122 or 4.0% of net sales, for the fiscal year ended July 28, 2007 compared to $511,706 or 3.4% of net sales for the fiscal year ended July 29, 2006, an increase of $104,416. The Company displayed its products at more boat shows during fiscal year 2007 than during fiscal year 2006, resulting in an increase cost of approximately $29,000. Expense for the same shows and travel to these shows was up approximately $66,000. Advertising expenditures increased by approximately $14,000. Salaries remained about the same year to year.

         General and administrative expenses were $ 2,116,141 or 13.9% of net sales, for the fiscal year ended July 28, 2007 compared to $1,883,715 or 12.4% of net sales, for the fiscal year ended July 29, 2006. During the fourth quarter of fiscal year 2006 the Company adopted the provision of Financial Accounting Standards No. 123R (SFAS No. 123R), Share-Based Payment. As a result of adopting this accounting pronouncement the Company recorded $100,817 of compensation costs from employee stock options that vested in fiscal year 2007 and $118,813 for stock options vested in fiscal year 2006. The Company incurred costs of $235,729 related to the closing and ultimate sale of its Ft. Lauderdale manufacturing facility, which were paid to the Company's Chief Executive Officer for reimbursement of his costs and expenses related to the transaction. No management incentive bonuses were accrued for fiscal years 2007 and 2006.

Other Income (Expense)
----------------------

         Interest expense for fiscal year 2007 increased by $109,568 to $180,213 compared to $70,645 for fiscal year 2006 due to higher average borrowings on the bank credit line and the need to finance engine purchases.

         As a result of relocating to the Company's Palmetto manufacturing facility, certain leasehold improvements and various manufacturing equipment were written off as no longer useful.

         It was determined during a Phase II Environmental Property Assessment conducted in March 2007 and a Groundwater Quality Investigation conducted in April 2007 that contaminated groundwater currently exists on the Ft. Lauderdale property formerly used by the Company. Based on the opinion of engineers hired by the Company, the costs for assessment and rehabilitation of contaminated soil and groundwater may be in the order of $250,000. A provision in this amount was recorded during April 2007. Actual costs of site assessment activities and performance of remedial actions may be more or less, depending on the type, extent and concentrations of contaminants present in soil and groundwater, the ultimate efficiency of the remediation strategy implemented and regulatory requirements. The Company was assessed a penalty in the amount of $38,529 relating to a hazardous waste compliance inspection conducted by the Florida Department of Environmental Protection.

Liquidity and Capital Resources

         At July 28, 2007, the Company's cash and cash equivalents declined to $80,135 and the Company had negative working capital of $582,568. At July 29, 2006 the Company's cash and cash equivalents were $315,235 and working capital was $1,339,465.

         Net cash provided by operating activities was $461,913 for fiscal 2007 and $985,135 for fiscal year 2006.

         The Company's revolving line of credit with a financial institution was decreased by $250,000 to $500,000 and extended through December 31, 2007. The note on the line of credit bears interest at the financial institution's index rate plus 1.5% (9.75% at July 28, 2007). At July 28, 2007 $425,000 was
outstanding. The note is collateralized by all of the Company's assets and is personally guaranteed by Carl Herndon, president of the Company.

         The Note Payable to Shareholders in the amount of $350,000 plus accrued interest in the amount of $143,067 is due on February 14, 2008. The Company does not currently have available funds to satisfy the note. If the Company is unable to repay the note, the note may be converted into common stock. Conversion of the note would result in substantial dilution to current shareholders.

         Inventory levels at July 28, 2007 were $1,775,058 a decrease of $1,000,616 compared to July 29, 2006. Engine inventory was reduced significantly as well as work in process.

         Property and equipment purchases for fiscal year 2007 were $681,895 consisting primarily of new boat molds. Its is estimated that between $750,000 and $1,000,000 will be needed to complete the initial Palmetto build-out that will allow us to more efficiently meet the current production schedule. Additionally, it is estimated that $700,000 will be required to complete the new boat development projects, as discussed previously. The actual timing of these expenditures and, consequently, the products completion date is predicated on the Company's ability to generate cash or secure alternative financing.

         The Company anticipates that cash generated from operations and the availability under the Company's credit line should be sufficient to satisfy the Company's contemplated cash requirements for its current operations, other than for capital expenditures and the repayment of the Note Payable to shareholders, for at least the next twelve months.

         Some of the Company's dealers use third party financing for the purchase of their boats. These third party financing companies pay within five business days of shipment. At July 28, 2007, accounts receivable was $47,980, a decrease of $128,012 compared to July 29, 2006, as boats shipped at year-end were paid by the financing company.

         Pursuant to the Company's development and operations plan for the Palmetto facility, certain of the Company's administrative and operations personnel have been relocated from the Company's Fort Lauderdale facility to the Palmetto facility. In order to facilitate the relocation of such personnel, the Company provided interest free advances solely to cover the costs of such personnel to relocate. At July 28, 2007, all such advances were repaid in full.

         As discussed previously, a liability in the amount of $288,529 has been accrued as of July 28, 2007 relating to contaminated groundwater and penalties incurred from a hazardous waste compliance inspection. Additionally, a liability in the amount of $99,515 has been accrued as of July 28, 2007 for costs associated with the abandonment of leases.

         During the year ended July 28, 2007, the Company decreased the amount outstanding under the line of credit by $125,000.

         During the year ended July 28, 2007, the Company had sales to four dealers representing 18%, 13% 12% and 11% of fiscal year 2007 net sales. During the year ended July 29, 2006 the Company had sales to two dealers representing 21% and 15% and to three other dealers representing 12% each.

         The number and level of employees at July 28, 2007 should be adequate to fulfill the anticipated production schedule.

Other Events

         As discussed above, we believe that the economy and other factors have had a negative effect on the Company's operations and stock quotation price. In July 2007, in an attempt to maximize shareholder value, the Company entered into a merger agreement with Diamond Information Institute, Inc., a jewelry designer and manufacturer company. Under the merger the Company will issue an aggregate of 7,400,000 shares of common stock and 1,025,000 shares of Series A Voting Convertible Preferred Stock to the shareholders of Diamond Information Institute, Inc. in exchange for a wholly owned interest in Diamond Information Institute, Inc. Simultaneously with the merger, the Company will dispose of all of its boat manufacturing business assets and liabilities, which will be purchased by Carl Herndon, Lawrence Tierney and certain other shareholders of Jupiter in consideration for the return of 9,987,833 shares of the Company common stock. These affiliates and others will own 100% of the boat manufacturing business following the completion of the reverse merger. Diamond Information Institute, Inc. will be the accounting survivor and surviving business operations; however, the Company is the surviving legal entity. Diamond Information Institute, Inc. is a New Jersey corporation organized in 1988 that has been engaged in the design and manufacture of upscale jewelry since 1995. Diamond Information Institute, Inc. sells its jewelry to approximately 150 independent jewelry stores across the United States. The completion of these transactions is subject to several conditions, including but not limited to SEC review and delivery of an information statement to the Company's shareholders. As of the date of this report the Company cannot provide any assurances that the transactions will be completed.

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

         In February 2006, the FASB issued FAS 155 (SFAS No. 155), Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise have to be accounted for separately. The new Statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to Statement 133, and amends Statement 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

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

         In November, 2004, SFAS 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" was issued by the Financial Accounting Standards Board. This statement amends prior accounting pronouncements to conform certain inventory accounting with international principles by clarifying the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. The statement requires that such costs be treated as current period charges regardless of their classification as abnormal in nature. In addition, the statement requires that fixed production overhead amounts be allocated to the costs of conversion based on the normal capacity of production facilities. The statement is effective for years beginning on or after June 15, 2005, although earlier application is allowed. The adoption of SFAS 151 did not have a material effect on the Company's financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

         See the financial statements listed in the accompanying index to the Financial Statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

         As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective.

Changes in internal controls
----------------------------

         There were no changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANT WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Name                                  Age            Position Held
----                                  ---            -------------
Carl M. Herndon, Sr.                  68             Director, President and Chief Executive Officer
Lawrence S. Tierney                   61             Director, Vice President and Chief Operating Officer, Chief
                                                     Financial Officer and Secretary
Kerry Clemmons                        62             Director, Audit Committee

         Carl Herndon, Sr. - Mr. Herndon has been president, chief executive officer and a director of JMIH since its inception on May 19, 1998. Mr. Herndon has also served as president, chief executive officer and a director of JMI since May 15, 1998. Between 1973 and 1997, Mr. Herndon was president, chief executive officer, director and sole shareholder of Blackfin Yacht Corporation, a Fort Lauderdale, Florida based designer, manufacturer and seller of sport fishing boats. Between 1993 and 1995, Mr. Herndon was president and chief executive officer of Bertram Yacht Corporation in Miami, Florida. During Mr. Herndon's tenure as officer and director of Blackfin, Blackfin filed for Chapter 11 Bankruptcy Reorganization protection. The bankruptcy proceeding was subsequently converted to a Chapter 7 proceeding

         Lawrence Tierney - On July 27, 2001, Mr. Tierney joined JMIH as vice president, chief financial officer and secretary. Mr. Tierney served JMIH as a director and consultant from January 1999 through his appointment as an executive officer and director. From April 1997 to July 2001, Mr. Tierney was the owner of Aamco Transmissions of Plant City, Florida. From March 1995 to March 1997, Mr. Tierney was chief financial officer of Mako Marine International, Inc., a manufacturer of high quality offshore fishing boats. From June of 1993 to March of 1995, Mr. Tierney served as chief financial officer of Chris Craft Boats, a wholly owned subsidiary of Outboard Marine Corporation
(OMC) a full line manufacturer of powerboats. From June 1991 to June 1993, Mr. Tierney held the position of chief operating officer of Chris Craft Boats. From August 1986 to June 1991, Mr. Tierney was senior vice president of finance for Chris Craft. Mr. Tierney is a certified public accountant.

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

         Carl Herndon Jr. - Effective February 9, 2007, the Company and Carl Herndon, Jr. mutually agreed to terminate his employment with the Company, as Mr. Herndon, Jr. has accepted a senior executive position with a private boat manufacturer. Such manufacturer does not directly compete with the Company's products. Several non-executive Company employees have assumed the functions performed by Mr. Herndon, Jr.

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

Committees

         The audit committee consists of Kerry Clemmons. Mr. Clemmons qualifies as an independent director as defined under NASD Rule 4200 and is considered a "financial expert".

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

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information relating to the compensation paid by the Company during the last two fiscal years to the Company's chief executive officer and chief financial officer and each of the Company's executive officers who earned more than $100,000 during any fiscal year.

                                            SUMMARY COMPENSATION TABLE

                                                                           Non Equity   Non Qualified
                                                                            Incentive     Deferred
                                                                              Plan         Compen-      All Other
                                                      Stock      Option      Compen-       sation        Compen-
                                     Salary   Bonus  Awards     Award(s)     sation       Earnings       sation
Name and Principal Position   Year     ($)     ($)     ($)         (#)         ($)           ($)           ($)         Total
---------------------------   ----     ---     ---     ---         ---         ---           ---           ---         -----
Carl Herndon,                 2007   $250,000  $ --    $ --          --        $ --         $ --       $ 235,729      $485,729
President and Chief           2006   $244,307  $ --    $ --   1,000,000(2)     $ --         $ --       $  95,000(1)   $339,307
Executive Officer


Lawrence Tierney,             2007   $175,000  $ --    $ --          --        $ --         $ --       $      --      $175,000
Chief Financial Officer       2006   $150,808  $ --    $ --     500,000(2)     $ --         $ --       $  57,000(1)   $207,808

(1) Received shares of common stock as inducement for entering into new employment agreement dated March 31, 2006. See "Employment Agreements" below.
(2)      Options issued pursuant to employment agreements.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
------------------------------------------------------------------------------------------------------
                               Number of Securities
                              Underlying Unexercised
                                   Options/SARs                      Option
                                at Fiscal Year-End                  Exercise                 Option
                                        (#)                           Price                Expiration
      Name                   Exercisable/Unexercisable                 ($)                    Date
------------------------------------------------------------------------------------------------------
                                     250,000/0                        $.15                   5/6/09
Carl Herndon                      200,000/800,000                     $.32                   3/30/11
------------------------------------------------------------------------------------------------------

                                     200,000/0                        $.14                   5/6/09
Lawrence Tierney                  200,000/300,000                     $.29                   3/30/11
------------------------------------------------------------------------------------------------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information regarding the Company's common stock beneficially owned on November 1, 2007 by: (1) each shareholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding common stock, (2) each of the Company's executive officers and directors, and (3) all executive officers and directors as a group. Unless otherwise disclosed, the address for the shareholders below is 1103 12th Avenue East, Palmetto, Florida 34221. On November 1, 2007, there were approximately 18,863,861 shares of common stock outstanding.

                                         Number of Beneficially              Percentage of Outstanding
Name and Address                              Owned Shares                   Shares Beneficially Owned
----------------                              ------------                   -------------------------
Carl Herndon, Sr.                               10,675,533(1)                        52.4%

Lawrence Tierney                                 2,439,781(2)                        12.5%

Kerry Clemmons                                     475,000(3)                         2.5%

Timothy J. Stabosz(4)                            1,852,836                            9.8%

Officers and Directors as a Group               13,590,314(1)(2)(3)                  62.9%
(3 persons)

----------------
(1) Includes (i) 250,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $0.15 per share expiring May 6, 2009, (ii) 1,000,000 shares of common stock issuable upon the exercise of options at an exercise price of $0.32 per share expiring March 30, 2011, (iii) 1,291,725 of shares of common stock owned by Mr. Herndon's immediate family members and (iv) 650,000 shares of common stock issuable upon the conversion of options held by Mr. Herndon's immediate family members at an exercise price between $0.30 and $0.14 per share expiring between May 6, 2009 and January 13, 2010.

(2) Includes (i) 200,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $0.14 per share expiring May 6, 2009, (ii) 500,000 shares of common stock issuable upon the exercise of options at an exercise price of $0.29 per share expiring March 30, 2011.

(3) Includes 150,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $0.14 per share expiring May 6, 2009.

(4) Address is 1307 Monroe Street, Laporte, Indiana 46350.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

         Mr. Herndon personally owned the Company's manufacturing facility in Fort Lauderdale, Florida. On July 27, 2001, the Company entered into a lease agreement with Mr. Herndon in which the Company leased the manufacturing facility for a period of five years. On July 27, 2006, the parties extended the term of the lease for an additional three years or until July 27, 2009. On June 1, 2007, the lease on the Ft. Lauderdale facility was terminated. Monthly payments under the lease during fiscal year ended July 28, 2007 and July 29, 2006 were approximately $205,000 and $210,000, respectively.

         On December 6, 2005, the Company entered into a lease agreement with an entity affiliated with Carl Herndon for its Palmetto boat manufacturing facility located in Palmetto, Florida, consisting of three buildings totaling 53,648 square feet. The term of the lease is for five years. The lease requires the Company to pay initial monthly lease payments of $30,700.00 per month plus applicable real estate and sales taxes. The Company has guaranteed the mortgage on the facility leased by the Company. In the event that the Company makes payment against the mortgage because of its guarantee, it shall receive an equity interest in the facility's value, equal to any and all such payments. At July 28, 2007, the amount outstanding under the mortgage note was $1,967,139. See "Item 2. Property".

         During November 2001, the Company negotiated a $250,000 revolving line of credit with a financial institution, which expired November 2002 and was then extended through January 2006 and increased to $500,000. The line of credit was subsequently extended to February 2007 and increased to $750,000. During June 2007, the line of credit was reduced to $500,000 and extended to October 2007. The note has been further extended to December 2007. The note on the line of credit bears interest at the financial institution index rate plus 1.5% (9.75% at July 28, 2007). The note is collateralized by all of the Company's assets and is personally guaranteed by Carl Herndon, president of the Company. In consideration for providing a personal guarantee on the renewed note, Mr. Herndon received 562,219 shares of common stock during fiscal year 2006. The Company believes the shares issued to Mr. Herndon were on terms equal to, or better than, terms that could have been obtained from an independent third party.

         During February 2002, the Company negotiated a $150,000 revolving line of credit with a financial institution for the purchase of outboard engines. The note on the line of credit was subsequently extended through February 1, 2008 and increased to $100,000. The note is personally guaranteed by Carl Herndon, president of the Company.

         On November 21, 2002, Carl Herndon and Lawrence Tierney entered into agreements with Triton International Holdings Corp. ("Triton") to acquire all rights, title and security interest in the Company's note payable to Triton, including accrued interest. At the date of the agreements, the note payable had a principal balance of $350,000 and accrued interest of $102,025. The Note, which was originally due on February 14, 2003, was sold by Triton to Messrs. Herndon and Tierney after the Company was unable to satisfy payment of the Note, despite seeking financing from unrelated third parties on the same or similar terms. In connection with the purchase of the Note, Herndon and Tierney extended the term of the Note through February 14, 2004 and subsequently agreed to extend to February 14, 2006 and then again to February 14, 2008. On March 14, 2006, the Company issued to its chief executive officer and its chief financial officer 360,049 restricted shares of its common stock in consideration for these officers extending the due date of the Note payable to February 28, 2008.

          The Company currently lacks available working capital to satisfy the Note. If the Company is unable to repay the Note when due, on February 14, 2008, the Note can be converted into common stock at a conversion price of $.25 per share subject to adjustment for dilution. The Note was secured by a mortgage on real estate owned by Mr. Herndon. At July 28, 2007, the amount outstanding on the Note, including accrued interest, is $493,067.

         Pursuant to the Company's development and operations plan for the Palmetto facility, certain of the Company's administrative and operations personnel have been relocated from the Company's Fort Lauderdale facility to the Palmetto facility. In order to facilitate the relocation of such personnel, the Company provided interest free advances to cover the costs of such personnel to relocate. At July 28, 2007, all advances have been repaid.

         In accordance with the terms of their employment agreements, one officer purchased a boat from the Company in 2007 and 2006.

ITEM 13. EXHIBITS

Exhibit No.       Description
-----------       -----------
3.1               Articles of Incorporation(2)
3.2               Articles of Amendment(2)
10.1              Employment Agreement with Carl Herndon, Sr. dated March 31, 2006(5)
10.2              Employment Agreement with Carl Herndon, Jr. dated July 27, 2001(1)
10.3              Management Agreement with Triton Holdings International Corp.(2)
10.4              Secured Promissory Note with Triton Holdings International Corp.(2)
10.5              Port Everglades Lease Agreement with Herndon(1)
10.55             Addendum to Port Everglades Lease Agreement dated July 27, 2007(4)
10.6              Employment Agreement with Lawrence Tierney dated March 31, 2006(5)
10.7              Lease Agreement for Palmetto, Florida Facilities, as amended (Filed herein)
14                Code of Ethics(3)
21                Subsidiaries(1)
31.1              Rule 13a-14(a)/15d-4(a) Certification Principal Executive Officer
31.2              Rule 13a-14(a)/15d-4(a) Certification Principal Financial Officer
32.1              Section 1350 Certification Principal Executive Officer
32.2              Section 1350 Certification Principal Financial Officer

(1)  Previously filed on Form 10-KSB for the fiscal year ended July 28, 2001.
(2)  Previously filed on Form 10-SB Registration Statement dated July 7, 1999.
(3)  Previously filed on Form 10-KSB for the fiscal year ended July 29, 2006.

(4)  Previously filed on Form 8-K Current Report dated August 31, 2006.
(5)  Previously filed on Form 8-K Current Report dated April 3, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Auditors Fiscal Year ended July 28, 2007.

         Audit Fees: The aggregate fees, including expenses, billed by Spicer, Jeffries LLP for professional services rendered for the audit of the Company's consolidated financial statements during the fiscal year ending July 28, 2007 and for the review of the Company's financial information included in its quarterly reports on Form 10-QSB during the fiscal year ending July 28, 2007 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending July 28, 2007 was $30,216

         Audit Related Fees: The aggregate fees, including expenses, billed by Spicer, Jeffries LLP for assurance and related services reasonably related to the performance of the Company's audit or review of the Company's financial statements were $-0-

         Tax Fees: The aggregate fees, including expenses, billed by Spicer, Jeffries LLP for tax compliance, tax advice and tax planning during year 2007 was $4,595

         All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by Spicer, Jeffries LLP during year 2007 was $-0-.

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

         Audit Related Fees: The aggregate fees, including expenses, billed by Spicer, Jeffries LLP for assurance and related services reasonably related to the performance of the Company's audit or review of the Company's financial statements during the year ended July 29, 2006 were $1,500.

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2007.

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


Dated:  November 8, 2007                By:/s/ Carl Herndon, Sr.
                                           -------------------------------------
                                           Carl Herndon, Sr., Director,
                                             Chief Executive Officer and
                                             President



Dated:  November 8, 2007                By:/s/ Lawrence Tierney
                                           -------------------------------------
                                           Lawrence Tierney,  Director,
                                             Chief Financial Officer and
                                             Secretary

                          JUPITER MARINE INTERNATIONAL
                         HOLDINGS, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                            YEARS ENDED JULY 28, 2007
                                AND JULY 29, 2006

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES


                                TABLE OF CONTENTS
                                -----------------


                                                                         Page
                                                                         ----

Report of Independent Registered Public Accounting Firm                   F-3

Consolidated Balance Sheets                                               F-4

Consolidated Statements of Operations                                     F-5

Consolidated Statements of Changes in Shareholders' Equity                F-6

Consolidated Statements of Cash Flows                                     F-7

Notes to Consolidated Financial Statements                            F-8 - F-25

                                                             Spicer Jeffries LLP
                                                    Certified Public Accountants

                                                        5251 SOUTH QUEBEC STREET
                                                                       SUITE 200
                                               GREENWOOD VILLAGE, COLORADO 80111
                                                       TELEPHONE: (303) 753-1959
                                                             FAX: (303) 753-0338
                                                          www.spicerjeffries.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
Jupiter Marine International Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Jupiter Marine International Holdings, Inc. and Subsidiaries as of July 28, 2007 and July 29, 2006, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jupiter Marine International Holdings, Inc. and Subsidiaries as of July 28, 2007 and July 29, 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                  /s/ Spicer Jeffries LLP


Greenwood Village, Colorado
November 5, 2007

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                         JULY 28, 2007 AND JULY 29, 2006
                         -------------------------------

                                      ASSETS                                                2007           2006
                                                                                        -----------    -----------
CURRENT ASSETS:
   Cash and cash equivalents (Note 6)                                                   $    80,135    $   315,235
   Accounts receivable                                                                       47,980        175,992
   Employee receivables (Note 10)                                                                --        134,570
   Inventory (Notes 2 and 4)                                                              1,775,058      2,775,674
   Prepaid expenses                                                                          67,515         82,960
                                                                                        -----------    -----------
           Total current assets                                                           1,970,688      3,484,431

PROPERTY AND EQUIPMENT, net (Note 5)                                                      2,065,583      1,951,284

OTHER ASSETS                                                                                 57,912         34,957
                                                                                        -----------    -----------

           TOTAL ASSETS                                                                 $ 4,094,183    $ 5,470,672
                                                                                        ===========    ===========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
                            ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                                     $   807,110    $ 1,164,070
   Accrued expenses                                                                         542,423        209,625
   Accrued interest due to shareholders (Note 6)                                            143,067             --
   Customer deposits                                                                         66,489         96,466
   Warranty reserve                                                                         192,967        100,118
   Current portion of capital lease obligation  (Note 9)                                     26,200         24,687
   Note payable to shareholders (Notes 6 and 10)                                            350,000             --
   Notes payable (Note 6 and 10)                                                            425,000        550,000
                                                                                        -----------    -----------
           Total current liabilities                                                      2,553,256      2,144,966
                                                                                        -----------    -----------

LONG-TERM LIABILITIES:
   Accrued interest due to shareholders (Note 6)                                                 --        143,351
   Note payable to shareholders (Notes 6 and 10)                                                 --        350,000
   Capital lease obligation, less current maturities (Note 9)                                16,114         42,315
                                                                                        -----------    -----------
                                                                                             16,114        535,666
                                                                                        -----------    -----------
           TOTAL LIABILITIES                                                              2,569,370      2,680,632
                                                                                        -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 9)                                                           --             --

SHAREHOLDERS' EQUITY (Note 7):
   Cumulative convertible preferred stock, $.001 par value,
      5,000,000 shares authorized, ($-0- liquidation preference):
           Series A:  -0- shares issued and outstanding                                          --             --
           Series B:  -0- shares issued and outstanding                                          --             --
           Series C:  -0- shares issued and outstanding                                          --             --
   Common stock, $.001 par value, 50,000,000 shares authorized,
      18,863,861 and 18,863,861 shares issued and outstanding                                18,864         18,864
   Additional paid-in capital                                                             4,206,014      4,105,197
   Deficit                                                                               (2,700,065)    (1,334,021)
                                                                                        -----------    -----------
           TOTAL SHAREHOLDERS' EQUITY                                                     1,524,813      2,790,040
                                                                                        -----------    -----------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 4,094,183    $ 5,470,672
                                                                                        ===========    ===========



The accompanying notes are an integral part of these statements.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED JULY 28, 2007 AND JULY 29, 2006
               ---------------------------------------------------


                                                                          2007            2006
                                                                      ------------    ------------
NET SALES                                                             $ 15,225,021    $ 15,150,389

COST OF SALES (exclusive of depreciation)                               12,518,651      11,458,709
                                                                      ------------    ------------

           GROSS PROFIT                                                  2,706,370       3,691,680
                                                                      ------------    ------------

OPERATING EXPENSES:
   Selling and marketing                                                   616,122         511,706
   General and administrative                                            2,116,141       1,883,715
   Depreciation and amortization                                           499,913         342,806
                                                                      ------------    ------------

           Total operating expenses                                      3,232,176       2,738,227
                                                                      ------------    ------------

OTHER INCOME (EXPENSE):
   Interest expense                                                       (180,213)        (70,645)
   Other expense - loan guarantee                                               --        (159,552)
   Other expense - environmental clean up                                 (288,529)             --
   Other expense - relocation expenses                                    (307,916)             --
   Other expense - new plant start up costs                                     --        (475,276)
   Impairment of assets                                                    (67,683)        (78,844)
   Other income                                                              4,103          67,484
                                                                      ------------    ------------

           Total other expense                                            (840,238)       (716,833)
                                                                      ------------    ------------

NET (LOSS) INCOME BEFORE INCOME TAXES                                   (1,366,044)        236,620
INCOME TAXES (Note 8)                                                           --              --
                                                                      ------------    ------------

NET (LOSS) INCOME                                                       (1,366,044)        236,620
   Dividends on preferred stock                                                 --              --
                                                                      ------------    ------------

NET (LOSS) INCOME APPLICABLE TO COMMON
SHAREHOLDERS                                                          $ (1,366,044)   $    236,620
                                                                      ============    ============

BASIC AND DILUTED NET (LOSS) INCOME
   PER COMMON SHARE (Note 2):
           Basic                                                      $      (0.07)   $       0.01
                                                                      ============    ============
           Diluted                                                    $      (0.07)   $       0.01
                                                                      ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING (Note 2):
           Basic                                                        18,863,861      17,127,164
                                                                      ============    ============

           Diluted                                                      20,956,019      19,414,204
                                                                      ============    ============





       The accompanying notes are an integral part of these statements.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

               FOR THE YEARS ENDED JULY 28, 2007 AND JULY 29, 2006
               ---------------------------------------------------



                                                   Preferred Stock              Common Stock         Additional
                                                ---------------------    --------------------------    Paid In
                                                 Shares     $.001 Par      Shares        $.001 Par     Capital       Deficit
                                                ---------   ---------    ---------       ----------   ----------   ------------

BALANCES, July 30, 2005                              -        $ -       15,555,525        $ 15,556    $3,490,157   $ (1,570,641)

Issuance of stock for services (Notes 7 and 10)      -          -        1,000,000           1,000       189,000              -

Issuance of stock for officer
           bonuses (Notes 7 and 10)                  -          -          774,925             775        81,925              -

Issuance of common stock  related
           to stockholder's loan
           guarantee and extension of
           note payable (Notes 7 and 10)             -          -          922,268             922       158,630              -

Issuance of common stock for
           management bonuses (Notes 7 and 10)       -          -          611,143             611        66,672              -

Option expense                                       -          -                -               -       118,813              -

Net income                                           -          -                -               -             -        236,620
                                                 -----     ------      -----------      ----------    ----------   ------------

BALANCES, July 29, 2006                              -          -       18,863,861          18,864     4,105,197     (1,334,021)

Option expense                                       -          -                -               -       100,817              -

Net loss                                             -          -                -               -             -     (1,366,044)
                                                 -----     ------      -----------      ----------    ----------   ------------

BALANCES, July 28, 2007                              -        $ -       18,863,861        $ 18,864    $4,206,014   $ (2,700,065)
                                                 =====     ======      ===========      ==========    ==========   ============





















        The accompanying notes are an integral part of these statements.

                   JUPITER MARINE INTERNATIONAL HOLDINGS INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED JULY 28, 2007 AND JULY 29, 2006
               ---------------------------------------------------


                                                                               2007           2006
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                          $(1,366,044)   $   236,620
Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
   Depreciation and amortization                                               499,913        342,806
   Impairment of assets                                                         67,683         78,844
   Gain on asset disposition                                                        --        (35,000)
   Issuance of common stock                                                         --        499,535
   Options issued as compensations                                             100,817        118,813
   Decrease (increase) in:
           Accounts receivable                                                 128,012         (3,683)
           Inventory                                                         1,000,615     (1,331,937)
           Prepaid expenses                                                     15,445         36,901
           Other assets                                                        (22,954)       (15,797)
   Increase (decrease) in:
           Accounts payable                                                   (356,960)     1,017,799
           Accrued expenses                                                    332,798        (60,304)
           Customer deposits                                                   (29,977)        48,265
           Warranty reserve                                                     92,849         26,181
           Accrued interest payable                                               (284)        26,092
                                                                           -----------    -----------

                     Net cash provided by operating activities                 461,913        985,135
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in employee receivables                                 134,570       (134,570)
   Proceeds from sale of equipment                                                  --         35,000
   Purchases of property and equipment                                        (681,895)    (1,230,186)
                                                                           -----------    -----------

                     Net cash used in investing activities                    (547,325)    (1,329,756)
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on notes payable and long term debt                              550,000        790,000
   Payment on notes payable and long term debt                                (675,000)      (480,000)
   Payments on capital lease obligation                                        (24,688)        (6,505)
                                                                           -----------    -----------

                     Net cash (used in) provided by financing activities      (149,688)       303,495
                                                                           -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (235,100)       (41,126)

CASH AND CASH EQUIVALENTS, beginning of year                                   315,235        356,361
                                                                           -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                                     $    80,135    $   315,235
                                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
           Cash paid for interest                                          $   180,497    $    70,645
                                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
           Common stock issued for services                                $        --    $   190,000
                                                                           ===========    ===========

           Common stock issued in payment of liabilities
             to shareholders                                               $        --    $   309,535
                                                                           ===========    ===========

           Purchase of property and equipment via
             capital lease obligation                                      $        --    $    73,508
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

During the year ended July 29, 2006, the Company began operating an additional manufacturing facility in Palmetto, Florida (see Note 10). Effective June 1, 2007 the Company's executive offices and manufacturing operations were permanently relocated to Palmetto, Florida. The Company designs, manufactures and markets a diverse mix of high quality hand constructed sport fishing boats under the Jupiter name. It sells its line of boats through authorized dealers in the United States on the East Coast and the Gulf of Mexico.

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

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

Cash Equivalents
----------------

For purposes of reporting cash and cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable
-------------------

The Company sells its boats and accessory products and services on credit terms widely used in its industry. It uses the allowance method to recognize bad debts by providing an allowance for uncollectible accounts receivable and charging

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable (continued)
-------------------

actual write offs to the allowance. As of July 28, 2007 and July 29, 2006, the Company does not have an allowance for uncollectible accounts as management believes all receivables are collectible.

Inventories
-----------

Inventories are stated at the lower of cost or market. The first-in, first-out method is used to cost raw materials. The cost of boats in process and finished boats includes actual raw materials, direct labor and allocated production overhead. Provision is made to reduce excess or obsolete inventory to the estimated net realizable value considering a reasonable sales gross margin. At July 28, 2007, no provision was required for excess or obsolete inventory.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over an estimated useful life of five years or, in the case of leasehold improvements, the term of the lease, if greater.

Long-Lived Assets
-----------------

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. If such review indicates that the asset is impaired, the asset's carrying amount is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ended July 28, 2007 and July 29, 2006, the Company recognized impairment losses of $67,683 and $78,844, respectively.

Warranty Reserves
-----------------

The Company provides a limited warranty on all boat components for a period of twelve months from date of purchase. In addition, it provides a limited lifetime structural warranty on the fiberglass hull of each of its boats. The Company provides for anticipated warranty expenses through an allowance determined as a percentage of net sales based on actual historical experience. Increases to the reserve for allowances were $242,463 and $125,818 for the years ended July 28, 2007 and July 29, 2006, respectively. For these same periods, warranty expenses charged to the reserve were $149,614 and $99,636, respectively.

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

Advertising Costs
-----------------

The Company purchases print advertising in industry publications and participates with its authorized dealers on a co-op basis in such advertising to promote its brand name and line of boats. Such costs are charged to operations as incurred without regard to any expected future benefit. Advertising costs were approximately $117,000 and $113,000 for 2007 and 2006, respectively.

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

The following table reflects the pro forma information regarding the Company's employee stock option grants for the years ended July 28, 2007 and July 29, 2006.

                                                                                      July 28, 2007          July 29, 2006
                                                                                      -------------          -------------
                  Net (loss) income applicable to common shareholders                   $(1,366,044)             $ 236,620
                  Add:  Stock based employee compensation under
                           the intrinsic value based method for periods
                           prior to January 29, 2006 and expense recognized
                           per SFAS 123R for periods after January 29, 2006                 100,817                118,813

                  Less: Annual stock based employee compensation
                           expense determined under fair value based method                (100,817)              (183,641)
                                                                                        -----------              ---------

                  Pro forma net (loss) income                                           $(1,366,044)             $ 171,792
                                                                                        ===========              =========
                  Net (loss) income per share basic:
                            As reported                                                 $     (0.07)             $    0.01
                                                                                        ===========              =========

                            Pro forma                                                   $     (0.07)             $    0.01
                                                                                        ===========              =========
                  Net (loss) income per share diluted:
                            As reported                                                 $     (0.07)             $    0.01
                                                                                        ===========              =========
                            Pro forma                                                   $     (0.07)             $    0.01
                                                                                        ===========              =========

Net (Loss) Income Per Share of Common Stock
-------------------------------------------

Net (loss) income per common share is calculated in accordance with SFAS No. 128, "Earnings Per Share" requiring companies to report basic and diluted earnings per share. Basic net (loss) income per common share is computed using the weighted average number of common shares issued and outstanding during the period. Diluted net (loss) income per common share is computed using the

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Net (Loss) Income Per Share of Common Stock (continued)
-------------------------------------------

weighted average number of common shares issued and outstanding plus any dilutive potential common shares outstanding during the period. The effects of dilutive potential shares outstanding during the years ended July 28, 2007 and July 29, 2006 are shown in the following table.

                                                                                   July 28, 2007            July 29, 2006
                                                                                   -------------            -------------
                  Basic weighted average shares outstanding                          18,863,861                17,127,164
                     Effect of dilutive employee stock options                        1,973,408                 1,869,040
                     Effect of dilutive outstanding convertible debt                    118,750                   418,000
                                                                                   ------------             -------------
                  Diluted weighted average shares outstanding                        20,837,269                18,996,204
                                                                                   ============             =============

For the years ending July 28, 2007 and July 29, 2006, the potential dilutive shares above of 2,092,158 and 2,287,040, respectively, were not included in the computation of diluted earnings per share because their effects were antidilutive.

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

In November, 2004, SFAS 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" was issued by the Financial Accounting Standards Board. This statement amends prior accounting pronouncements to conform certain inventory accounting with international principles by clarifying the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. The statement requires that such costs be treated as current period charges regardless of their classification as abnormal in nature. In addition, the statement requires that fixed production overhead amounts be allocated to the costs of conversion based on the normal capacity of production facilities. The statement is effective for years beginning on or after June 15, 2005, although earlier application is allowed. The adoption of SFAS 151 did not have a material effect on the Company's financial position or results of operations.

NOTE 3 - SIGNIFICANT CUSTOMER CONCENTRATIONS

During the years ended July 28, 2007 and July 29, 2006, the Company's sales to major customers were approximately 54% (four customers) and 73% (five customers) of its net sales, respectively. The Company's accounts receivable at each year end are substantially due from these customers.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)


NOTE 4 - INVENTORY

The Company's inventory consists of the following as of each year end indicated:

                                         July 28, 2007           July 29, 2006
                                         -------------           -------------
Raw materials                             $    773,671             $ 1,559,239
Work in process                              1,001,387               1,078,729
Finished goods                                       -                 137,706
                                          ------------             -----------
                                          $  1,775,058             $ 2,775,674
                                          ============             ===========

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following for each year end indicated:

                                        July 28, 2007           July 29, 2006
                                        -------------           -------------
Boat molds                               $ 2,098,180              $ 2,432,762
Leasehold improvements                       488,736                  683,270
Machinery and equipment                      409,780                  605,576
Office furniture and equipment                36,801                  103,950
                                         -----------              -----------
                                           2,993,497                3,825,558
Accumulated depreciation                    (927,914)              (1,874,274)
                                         -----------              -----------
                                         $ 2,065,583              $ 1,951,284
                                         ===========              ===========

NOTE 6-  NOTES PAYABLE AND REVOLVING LINES OF CREDIT

At each year end, the Company has the following notes payable outstanding:

                                                                             July 28, 2007      July 29, 2006
                                                                             -------------      -------------
Note payable to shareholders, interest at 10%, due in
     full February 28, 2008, subordinated to bank line
     of credit, collateralized by substantially all of the
     Company's assets.                                                         $ 350,000 (a)      $ 350,000 (a)

Note payable to bank, $500,000 revolving line of credit
     (unused portion of facility is $75,000 at July 28, 2007),
     interest payable monthly at bank's prime rate plus 1.5%
     (9.75% at July 28, 2007), due October 31, 2007,
     collateralized by all of the Company's assets and
     personally guaranteed by its President.                                     425,000            550,000
                                                                               ---------          ---------

                       Total notes payable                                     $ 775,000          $ 900,000
                       Less: Current maturities                                  775,000            550,000
                                                                               ---------          ---------
                       Long term portion of notes payable                      $       -          $ 350,000
                                                                               =========          =========

(a) During the year ended July 29, 2006, the due date of this note was extended until February 2008. This note was purchased from it's the original lender during the year ended July 26, 2003, by two officers of the Company in a private transaction. See note 10 for additional disclosures regarding these transactions. At July 28, 2007 and July 29, 2006, there was accrued interest on this note of $143,067 and $143,351, respectively.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 6-  NOTES PAYABLE AND REVOLVING LINES OF CREDIT (continued)

The Company has a $1,000,000 line of credit with a financial institution for the purchase of outboard engines, collateralized by a $30,000 certificate of deposit. At July 28, 2007 and July 29, 2006, approximately $400,000 was utilized and is included in accounts payable in the consolidated balance sheets. This line of credit is personally guaranteed by the Company's president.

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

Common Stock
------------

In connection with the payment of certain amounts due to officers and for the guarantee of a bank line of credit and extending the due date of a note payable to officers as discussed in Note 10, the Company issued 922,268 and 454,773 common shares during the years ended July 29, 2006 and July 30, 2005, respectively. During the years ended July 29, 2006 and July 30, 2005, the

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 7 - SHAREHOLDERS' EQUITY (continued)

Common Stock (continued)
------------

Company issued 1,000,000 and 460,000 common shares as payment for services. In addition, the Company issued 774,925 shares as payment of 2005 officer bonuses and 611,143 common shares as payment of 2005 management bonuses during the year ended July 29, 2006.

Stock Options and Warrants
--------------------------

The Company's Board of Directors grants options for the purchase of its common shares on a discretionary basis. In 2004, the Company adopted the 2004 management and director equity incentive and compensation plan. The Plan encourages and enables key employees, directors and consultants to participate in the company's future prosperity and growth by providing them with incentives and compensation based on the Company's performance, development and financial success. Options granted under this plan may be in the form of incentive stock options ("ISOs"), which are intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, or stock options that are not intended to qualify as ISOs ("NQSOs"). The maximum shares which may be issued under the Plan was initially 3,300,000 shares and was increased to 5,300,000 shares in November 2004. At July 28, 2007, 3,500,000 options have been issued under this plan and 2,750,000 are outstanding. The following table summarizes such grants and its outstanding options as of each year end indicated.

                                             Non-Qualified Options                         Qualified Options
                                -------------------------------------------   --------------------------------------------
                                                              Weighted                                        Weighted
                                     Number of                Average               Number of                  Average
                                      Options              Exercise Price            Options               Exercise Price
                                --------------------    -------------------   -----------------------    -----------------
 BALANCE, July 30, 2005                   1,100,000             0.72                        2,000,000            0.22

      Granted                                     -                -                        1,500,000            0.31
      Exercised                                   -                -                                -               -
      Forfeited                          (1,100,000)            0.72                        (200,000)            0.31
                                --------------------    -------------------   -----------------------    -----------------
  BALANCE, July 29, 2006                          -                -                        3,300,000            0.26

      Granted                                     -                -                                -               -
      Exercised                                   -                -                                -               -
      Forfeited                                   -                -                         (550,000)           0.24
                                --------------------    -------------------   -----------------------    -----------------
 BALANCE, July 28, 2007                           -                -                        2,750,000            0.26
                                ====================    ===================   =======================    =================
 Number of options exercisable
      At July 29, 2006                            -                -                          950,000            0.14
                                ====================    ===================   =======================    =================
 Number of options exercisable
      At July 28, 2007                            -                -                        1,850,000            0.24
                                ====================    ===================   =======================    =================

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 7 - SHAREHOLDERS' EQUITY (continued)

Stock Options and Warrants (continued)
--------------------------

The Company's issuances of options and warrants for the purchase of its common shares are generally described below (as adjusted for stock splits). In connection with a private placement of the Company's Series C preferred stock in 1999, the Company issued 256,200 warrants to placement agents, each redeemable for one share of common stock at a price of $.60 for a period of five years. These placement agent warrants expired in fiscal 2005. In May 2004, the Company awarded ISOs for the purchase of 1,000,000 shares at a price of $.14 to $.15 per share to various officers and key employees in recognition of their service to the Company. In January 2005, the company awarded ISOs for the purchase of 1,000,000 shares at a price of $.30 per share to six key employees as inducement for them to relocate to central Florida. The options vested once the relocation took place, effective June 1, 2007.

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

A summary of the Company's outstanding and exercisable stock options as of July 28, 2007 is as follows:

                                                             Weighted Average
                                               Number      Remaining Contractual
    Exercise Price        Status             of Options         Life (years)
    --------------        ------             ----------         ------------
          $ 0.14          Outstanding         500,000             1.77
            0.14          Exercisable         500,000             1.77
            0.15          Outstanding         250,000             1.77
            0.15          Exercisable         250,000             1.77
            0.29          Outstanding         500,000             6.66
            0.29          Exercisable         200,000             6.66
            0.30          Outstanding         500,000             2.46
            0.30          Exercisable         500,000             2.46
            0.32          Outstanding       1,000,000             6.66
            0.32          Exercisable         400,000             6.66

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

Total share-based compensation expense, for all of the Company's share-based awards recognized for the years ended July 28, 2007 and July 29, 2006, was $100,817 and $118,813, respectively, or $0.005 and $0.006, respectively, per share basic and diluted.

The Company uses a Black-Scholes option-pricing model (Black-Scholes model) to estimate the fair value of stock option grants. The use of a valuation model requires the Company to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company's stock price. The average expected life is based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The following were the inputs used in the Black-Scholes model for the years ended July 28, 2007 and July 29, 2006.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)


NOTE 7 - SHAREHOLDERS' EQUITY (continued)

Stock Options and Warrants  (continued)
--------------------------

                                            July 28, 2007        July 29, 2006
                                            -------------        -------------

          Stock price volatility                 160.00%               178.00%
          Risk-free rate of return                 4.47%                 4.59%
          Annual dividend yield                    0.00%                 0.00%
          Expected life (in years)                    5                     5

Prior to the adoption of SFAS 123R, the Company recognized share-based compensation expense in accordance with APB25. The Company provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148), as if the fair value method defined by SFAS 123 had been applied to its share-based compensation. The pro forma table below reflects net earnings and basic and diluted net (loss) income per share for the years ended July 28, 2007 and July 29, 2006, had the Company applied the fair value recognition provisions of SFAS 123:

                                                                                July 28, 2007           July 29, 2006
                                                                                -------------           -------------
          Net (loss) income applicable to common shareholders                     $(1,366,044)             $  236,620
          Add:  Stock based employee compensation under
                   the intrinsic value based method for periods
                   prior to January 29, 2006 and expense recognized
                   per SFAS 123R for periods after January 29, 2006                   100,817                 118,813

          Less: Annual stock based employee compensation
                   expense determined under fair value based method                  (100,817)               (183,641)
                                                                                  -----------              ----------

          Pro forma net (loss) income                                             $(1,366,044)             $  171,792
                                                                                  ===========              ==========

          Net (loss) income per share basic:
                    As reported                                                   $     (0.07)             $     0.01
                                                                                  ===========              ==========

                    Pro forma                                                     $     (0.07)             $     0.01
                                                                                  ===========              ==========

          Net (loss) income per share diluted:
                    As reported                                                   $     (0.07)             $     0.01
                                                                                  ===========              ==========

                    Pro forma                                                     $     (0.07)             $     0.01
                                                                                  ===========              ==========

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)
NOTE 8 - INCOME TAXES

At July 28, 2007 the Company has a remaining unused net operating loss carryforward of approximately $1,300,000 for income tax purposes, of which approximately $60,000 expires in 2012 and the remainder in the years 2018 through 2021. However, the ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. The net operating loss carryforwards may result in future income tax benefits of approximately $490,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. The valuation allowance for deferred tax assets increased approximately $242,000 and $79,000 for the years ended July 28, 2007 and July 29, 2006, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of the Company's deferred tax assets and liabilities as of July 28, 2007 and July 29, 2006 are presented in the following table:

                                                                                      2007                       2006
                                                                                   ----------                 ----------
Deferred tax liabilities:
  Depreciation                                                                     $ (153,000)                $ (135,000)
Deferred tax assets:
  Net operating loss carryforwards                                                    490,000                    396,000
  Reserves for future costs and expenses                                              204,000                     38,000
                                                                                   ----------                 ----------
Net deferred tax asset                                                                541,000                    299,000
Valuation allowance for deferred tax assets                                          (541,000)                  (299,000)
                                                                                   ----------                 ----------
                                                                                   $        -                 $        -
                                                                                   ==========                 ==========

The Company's actual effective tax rate for these years is reconciled to the expected statutory tax rate as follows:

                                                                                      2007                        2006
                                                                                   ----------                  ----------
Expected Federal statutory tax (benefit) rate                                          (34.00)%                   (34.00)%
Expected state tax (benefit) rate, net of Federal tax                                   (3.60)%                    (3.60)%
                                                                                   -----------                 ----------

Expected combined statutory tax rate                                                   (37.60)%                   (37.60)%
  Unrecognized benefit of net operating loss                                            37.60%                      0.00%
  Utilization of net operating loss carryforward                                         0.00%                     37.60%
                                                                                   -----------                 ----------
Effective income tax rate                                                                0.00%                      0.00%
                                                                                   ===========                 ==========

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)


NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under operating and capital leases expiring through December 2010. The manufacturing facility is owned by the Company's president. Future minimum lease payments under the non-cancelable leases with initial terms greater than one year, as of July 28, 2007 are approximately as follows:

                                                Operating          Capital
                    Year Ended July,              Leases            Lease
                    ----------------           -----------      ------------
                          2008                 $   453,607      $     28,153
                          2009                     464,611            16,531
                          2010                     440,685                 -
                          2011                     149,264                 -
                                               -----------      ------------

Total minimum lease payments                   $ 1,508,167            44,684
                                               ===========

Less:  Amount representing interest                                   (2,370)
                                                                ------------
Present value of net minimum
     lease payments                                             $     42,314
                                                                ============

At July 28, 2007 and July 29, 2006, the Company had $73,508 included in machinery and equipment which was purchased under a capital lease. At July 28, 2007 accumulated depreciation on this equipment was $28,410.

Total rental expense for the years ended July 28, 2007 and July 29, 2006 was $746,627 and $534,153, respectively.

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

In March 2006, the Company entered into new five year employment agreements with two of the principal executives for services, thereby terminating the 2002 employment agreements. Under the terms of the agreements, they automatically renew yearly and the base salaries totaling $425,000 are increased annually with the greater of the percentage increase in the Consumer Price Index or 6% of the previous year's base salary. In addition, the executives shall receive additional performance-based bonuses in an amount determined by the board of directors, receive auto allowances and may purchase one boat annually from the Company at its manufacturing costs.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

The Company sells its boats to independent dealers who, occasionally, finance the purchase through floor plan financing arrangements with lenders. In connection with this floor plan financing with certain dealers, the Company guarantees directly to lenders that they will repurchase boats with unencumbered titles that are in unused condition if the dealer defaults on its obligation to repay the loan. Since its inception and through July 28, 2007, the Company has not been required to repurchase any boats; however, the Company is contingently liable for approximately $1,810,885 under terms of these agreements as of July 28, 2007.

The Company has determined that, as a potentially responsible party, it has incurred a liability for environmental remediation costs resulting from the closing of its manufacturing facility in Ft. Lauderdale, Florida. The Company obtained an independent study from a third party company which determined the remediation costs to be approximately $200,000, accordingly, a liability in the amount of $250,000 has been included in accrued expenses as of July 28, 2007, and a provision for these costs in a corresponding amount has been charged to operations for 2007. Management believes the amount accrued should cover the remediation costs, but at the present time, actual amounts could exceed the independent third parties estimate.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company leased its Fort Lauderdale, Florida office and manufacturing facilities from its President. Under the terms of the lease agreements, the Company paid the agreed monthly rents, applicable sales taxes, property taxes and it insures and maintains the buildings. For the years ending July 28, 2007 and July 29, 2006, the Company's President was paid rents of approximately $205,000 and $210,000, respectively, on the Fort Lauderdale facilities. In June 2007 the Company terminated its lease on its Fort Lauderdale, Florida manufacturing facility without any further obligation. The building was leased from the Company's President who agreed to the termination. The building was subsequently sold and the Company incurred approximately $235,000 of selling expenses which were recorded as compensation to the Company's President. During June 2007, the Company decided to cease using the three additional buildings, under lease from a third party, and abandoned the facilities. The Company remains obligated under the terms of the leases for rent and other costs. Therefore, in accordance with FASB Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a charge to earnings of approximately $100,000 to recognize the costs of exiting the space. The liability which is included in accrued expenses is equal to the total amount of rent and other direct costs for the period of time the space is expected to remain unoccupied plus the present value of the amount by which the rent paid by the Company to the landlord exceeds any rent paid to the Company by a tenant under a sublease over the remainder of the lease terms, which expires in July 2008.

On December 6, 2005, the Company entered into a five year lease agreement under which the Company leases 53,648 square feet of manufacturing and warehouse facilities in Palmetto, Florida from its President for $30,700 per month increasing 5% per year. The Company has a "right of first refusal" to purchase

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

NOTE 10 - RELATED PARTY TRANSACTIONS (continued)

the facility in the event the facility is offered for sale during the term of the agreement. In connection with the lease agreement the Company has guaranteed the underlying mortgage payments. To the extent that the Company would be required to make any payments under such mortgage, the Company has received a second mortgage on the property to cover the value of any such payments. The Company's President was paid rents of approximately $368,000 and $237,000 for the Palmetto facility for the years ended July 28, 2007 and July 29, 2006, respectively.

On November 21, 2002, the Company's President and its Chief Financial Officer ("buyers") entered into agreements with Triton International Holdings Corp. ("Triton") to acquire all rights, title and security interest in the Company's note payable to Triton (see Note 6), including accrued interest. At the date of the agreements, the note payable had a principal balance of $350,000 and accrued interest of $102,025. The buyers extended these amounts plus accrued interest since the date of their purchase to February 14, 2004. Pursuant to the terms of the note to which the buyers succeeded, additional consideration was due to the note holder as it was unpaid on its third anniversary. Under those terms, the Company was obligated to issue common shares at the rate of 4 shares for each dollar of the unpaid balance of the note (including accrued interest). Therefore, the buyers received 1,808,098 common shares in accordance with these terms. The fair value of these shares based on the shares purchased from Triton was $36,162. On July 31, 2004, the Company issued 1,213,345 shares of common stock with a fair value of $146,601 to its President and Chief Financial Officer as payment for extending the due date of this note payable until February, 2006 and for personally guaranteeing the Company's bank line of credit. On March 14, 2006, the Company issued 360,049 shares of common stock with a fair value of $62,334 to its President and Chief Financial Officer as payment for extending the due date of this note payable until February 28, 2008. The original note is convertible into the Company's common stock anytime after January 14, 2002 by dividing the then remaining principal amount plus outstanding interest of the note by $0.25 subject to adjustment for dilution. Issuance of shares upon conversion of the note may result in significant dilution to the Company's shareholders.

In accordance with the terms of their employment agreements, one officer purchased a boat at manufacturing cost from the Company in 2007 and 2006. (See
Note 9)

On December 6, 2005, the Company's President, Chief Financial Officer and Vice President received 774,925 shares of its common stock, in lieu of cash, as payment of bonuses in the amount of $82,700 earned pursuant to their respective employment contracts during the year ended July 30, 2005. On December 6, 2005, the Company issued 611,143 shares of its common stock to management, in lieu of cash, as payment of bonuses in the amount of $67,283 earned pursuant to their respective employment contracts during the year ended July 30, 2005.

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)


NOTE 10 - RELATED PARTY TRANSACTIONS (continued)

The Company was unable to renew its existing line of credit without personal guarantees from its President. As payment for his personal guarantees, on March 14, 2006, the Company issued the President 562,219 shares of its common stock with a fair value of $97,218 to extend the line of credit to February 8, 2007 and on January 13, 2005, the Company issued the President 454,773 of its common shares with a fair value of $91,000 to extend the line of credit to December 31, 2005.

As consideration for entering into new employment agreements with the Company on March 31, 2006, the President and Chief Financial Officer received 800,000 shares of the Company's common stock with a fair value of $152,000. In addition, on March 31, 2006, the Company issued a board member 200,000 shares of its common stock for his services with a fair value of $38,000.

Pursuant to the Company's development and operations plan for the Palmetto facility, certain of the Company's administrative and operations personnel have been relocated from the Company's Fort Lauderdale facility to the Palmetto facility. In order to facilitate the relocation of such personnel, the Company has provided interest free advances solely to cover the costs of such personnel to relocate. Included in employee receivables, at July 29, 2006, is $132,570 advanced to an employee who is related to an officer of the company for costs incurred in relocating to Palmetto. The advance was repaid in full in 2007.

NOTE 11 - PROPOSED MERGER

During July 2007, in the Company entered into a merger agreement with a jewelry designer and manufacturing company. Under the terms of the merger the Company will issue an aggregate of 7,400,000 shares of common stock and 1,025,000 shares of Series A voting convertible preferred stock to the shareholders of the jewelry company in exchange for a wholly owned interest in the jewelry company Simultaneously with the merger, the Company will dispose of all of its boat manufacturing business assets and liabilities, which will be purchased by the President and Chief Financial Officer of the Company and certain other shareholders in consideration for the return of 9,987,833 shares of the Company common stock. These affiliates and others will own 100% of the boat manufacturing business following the completion of the reverse merger. The jewelry company will be the accounting survivor and surviving business operations; however, the Company is the surviving legal entity. The completion of these transactions is subject to several conditions, including but not limited to Securities Exchange Commission review and delivery of an information statement to the Company's shareholders. As of the date of this report the Company cannot provide any assurances that the transactions will be completed.