Form 10QSB
period 2007-10-27
JUPITER MARINE INTERNATIONAL HOLDINGS INC/FL
filed 2007-12-17
CIK 1063154

U. S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 27, 2007
                                                ----------------

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

 For the transition period from ..........................to....................

 Commission file number ........................................................

                   Jupiter Marine International Holdings, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Florida                                     65-0794113
            -------                                     ----------
  (State or other jurisdiction                        (IRS Employer
of incorporation or organization)                   Identification No.)

                    1103 12TH Avenue East, Palmetto, FL 34221
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 3, 2007:
18,863,861 shares of common stock.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                                                                                                Page
                                                                                                ----
Part I.  Financial Information                                                                   3
-------  ---------------------

Item 1.  Consolidated Financial Statements                                                       3

         Balance Sheets as of October 27, 2007 and July 28, 2007                                 3

         Statements of Operations for the three months ended October 27, 2007
           and October 28, 2006                                                                  4

         Statements of Cash Flows for the three months ended October 27, 2007
           and October 28, 2006                                                                  5

         Notes to consolidated financial statements                                              6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                         7

Item 3.  Controls and Procedures                                                                 11

Part II. Other Information                                                                       12
-------- -----------------

Item 1.  Legal Proceedings                                                                       12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                             12

Item 3.  Defaults Upon Senior Securities                                                         12

Item 4.  Submissions of Matters to a Vote of Security Holders                                    12

Item 5.  Other Information                                                                       12

Item 6.  Exhibits                                                                                12

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial information

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   October 27,           July 28,
                                      ASSETS                                           2007                2007
                                      ------                                    -----------------     ---------------
                                                                                   (unaudited)           (audited)
CURRENT ASSETS:
      Cash and cash equivalents                                                      $    341,031         $    80,135
      Accounts receivable, net                                                             50,801              47,980
      Employee receivables                                                                      -                   -
      Inventory:
         Raw materials                                                                  1,174,497             773,671
         Work in process                                                                  807,407           1,001,387
      Prepaid expenses                                                                     46,320              67,515
                                                                               ---------------------------------------
          Total current assets                                                          2,420,056           1,970,688

PROPERTY AND EQUIPMENT:
      Boat molds                                                                        2,480,769           2,098,180
      Machinery and equipment                                                             437,181             409,780
      Leasehold improvements                                                              527,836             448,736
      Office furniture and equipment                                                       36,802              36,801
                                                                               ---------------------------------------
                                                                                        3,482,588           2,993,497
      Less accumulated depreciation and amortization                                    1,050,819             927,914
                                                                               ---------------------------------------
      Property and equipment, net                                                       2,431,769           2,065,583
                                                                               ---------------------------------------

OTHER ASSETS                                                                               57,912              57,912
                                                                               ---------------------------------------

         TOTAL ASSETS                                                                $  4,909,737         $ 4,094,183
                                                                               =======================================
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
      Accounts payable                                                               $  1,479,418         $   807,110
      Accrued expenses                                                                    679,754             542,423
      Accrued interest due to shareholders                                                155,496             143,067
      Customer deposits                                                                   227,204              66,489
      Warranty reserve                                                                    153,400             192,967
      Current portion of capital lease obligation                                          26,200              26,200
      Notes payable to shareholders                                                       350,000             350,000
      Notes payable                                                                       225,000             425,000
                                                                               ---------------------------------------
         Total current liabilities                                                      3,296,472           2,553,256

LONG-TERM LIABILITIES:
      Capital lease obligation, less current maturities                                    10,079              16,114
                                                                               ---------------------------------------
                                                                                           10,079              16,114
                                                                               ---------------------------------------

         TOTAL LIABILITIES                                                              3,306,551           2,569,370
                                                                               ---------------------------------------
SHAREHOLDERS' EQUITY:
      Common stock, $.001 par value, 50,000,000 shares authorized,
        18,863,861 and 18,863,861 issued and outstanding                                   18,864              18,864
      Additional paid-in capital                                                        4,206,014           4,206,014
      Deficit                                                                          (2,621,692)         (2,700,065)
                                                                               ---------------------------------------
         TOTAL SHAREHOLDERS' EQUITY                                                     1,603,186           1,524,813
                                                                               ---------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $  4,909,737         $ 4,094,183
                                                                               =======================================

      See accompanying notes to consolidated financial statements

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                                   (unaudited)
                                                                       October 27,                      October 28,
                                                                          2007                              2006
                                                                  --------------------           -------------------------
NET SALES                                                               $   3,857,821                     $     3,892,224

COST OF SALES (exclusive of depreciation)                                   2,990,472                           3,098,918
                                                                  --------------------           -------------------------

   GROSS PROFIT                                                               867,349                             793,306
                                                                  --------------------           -------------------------
                                                                                22.5%                               20.4%
OPERATING EXPENSES:
 Selling and marketing                                                        166,088                             143,332
 General and administrative                                                   480,643                             488,165
 Depreciation and amortization                                                122,905                             110,209
                                                                  --------------------           -------------------------

    Total operating expenses                                                  769,636                             741,706
                                                                  --------------------           -------------------------

OTHER INCOME (EXPENSE):
 Interest expense                                                             (28,258)                            (42,600)
 Other income (expense)                                                         8,919                               3,320
                                                                  --------------------           -------------------------

      Total other income (expense)                                            (19,339)                            (39,280)
                                                                  --------------------           -------------------------

NET INCOME BEFORE INCOME TAXES                                                 78,374                              12,320
INCOME TAX EXPENSE                                                                  -                                   -
                                                                  --------------------           -------------------------

NET INCOME                                                                     78,374                              12,320

 Dividends on preferred stock                                                       -                                   -
                                                                  --------------------           -------------------------

NET INCOME APPLICABLE TO
COMMON SHAREHOLDERS                                                     $      78,374                     $        12,320
                                                                  ====================           =========================

Basic and diluted net income per
   common share
       Basic                                                            $        0.00                     $             -
                                                                  ====================           =========================
       Diluted                                                          $        0.00                     $             -
                                                                  ====================           =========================

Weighted average number of shares
  of common stock outstanding
      Basic                                                                18,863,861                          18,863,861
      Diluted                                                              21,893,989                          21,893,989









           See accompanying notes to consolidated financial statements

                   JUPITER MARINE INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED

                                                                                  October 27,               October 27,
                                                                                      2007                      2006
                                                                             ------------------      ----------------------
                                                                                  (unaudited)              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                         $    78,373                 $    12,320
Adjustments to reconcile net income to net cash
 provided by operating activities:
      Depreciation and amortization                                                    122,905                     110,209
      Options issued as compensation                                                         -                      38,590
      Decrease (increase) in:
           Accounts receivable                                                          (2,821)                    (33,634)
           Inventory                                                                  (206,846)                   (357,030)
           Prepaid expenses                                                             21,195                     (72,156)
           Other assets                                                                      -                      (8,797)
      Increase (decrease) in:
           Accounts payable                                                            672,308                     106,736
           Accrued expenses                                                            137,331                     (46,855)
           Customer deposits                                                           160,715                     (48,444)
           Warranty reserve                                                            (39,567)                        462
           Accrued interest payable                                                     12,429                     (11,714)
                                                                             ------------------      ----------------------

             Net cash provided by (used in) operating activities                       956,022                    (310,313)
                                                                             ------------------      ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchase of property and equipment                                         (489,091)                    (48,344)
                                                                             ------------------      ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Borrowings on notes payable and long term debt                                    -                     150,000
           Payment on notes payable and long term debt                                (200,000)                          -
           Payments on capital lease obligations                                        (6,035)                     (6,036)
                                                                             ------------------      ----------------------

             Net cash (used in) provided by financing activities                      (206,035)                    143,964
                                                                             ------------------      ----------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   260,896                    (214,693)

CASH AND CASH EQUIVALENTS, beginning of period                                          80,135                     315,235
                                                                             ------------------      ----------------------

CASH AND CASH EQUIVALENTS, end of period                                           $   341,031                 $   100,542
                                                                             ==================      ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
           Cash paid for interest                                                  $    28,258                 $    54,314
                                                                             ==================      ======================









           See accompanying notes to consolidated financial statements

                   Jupiter Marine International Holdings, Inc
                   Notes to consolidated Financial Statements
                                   (UNAUDITED)


Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended October 27, 2007, are not necessarily indicative of the results that may be expected for the year ending July 26,2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended July 28, 2007.

In order to maintain consistency and comparability between periods presented certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period.

The consolidated financial statements include Jupiter Marine International Holdings, Inc., ("the Company") and its wholly-owned subsidiary, Jupiter Marine International, Inc. All inter-company balances and transactions have been eliminated.

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

         The Company designs, manufactures and markets a diverse mix of high quality sportfishing boats under the Jupiter brand name. The outboard powered product line currently consists of seven models:

         38' Forward Seating Center Console
         38' Open Center Console
         34' Forward Seating Center Console
         31' Cuddy Cabin
         31' Forward Seating Center Console
         31' Open Center Console
         29' Forward Seating Center Console

         The Jupiter 34' Forward Seating Center Console was introduced at the October 2007 Ft. Lauderdale Boat Show. The 34' is a new design and fills the gap between the 31' Forward Seating Center Console and the 38' Forward Seating Center Console. It was specifically engineered to accommodate the new Yamaha 350HP V-8 four stroke outboard engines. Deliveries of the 34' will commence during the later part of the quarter ending January 26, 2008.

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

         Management of the Company believes that economic pressures such as higher fuel prices, higher interest rates, a weak housing market's effect on the buying public, concerns with the credit markets, and increases in costs of other essential items have negatively effected our business. These factors have already contributed to an overall slow down in the marine industry. Based on published reports the marine industry has experienced double digit sales declines. Some retail boat sales outlets have announced that due to high inventory levels they plan on increasing promotions to move product. These retail outlets have also expressed concern over their high inventory levels and have indicated that they will be reducing purchases in the future. In addition, as a public company we are constantly faced with increasing costs and expenses to comply with SEC reporting obligations. We believe we will be required in fiscal 2008 to comply with the annual internal control certification pursuant to
Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules. We expect that these and other compliance costs of a public company will increase significantly. In addition, our stock has historically been, and continues to be, relatively thinly traded, providing little liquidity for our shareholders. As a result of the foregoing, we have, from time-to-time considered, and expect from time-to-time to continue to consider strategic alternatives to maximize shareholder value. See "Other Events" below.

Net Sales

         The Company's net sales were $3,857,821, for the quarter ended October 27, 2007 an increase of $34,403 as compared to $3,892,224 for the quarter ended October 28, 2006. We have been able to maintain our sales levels at a rate consistent with last year primarily due to enlisting new dealers who contributed approximately $1.6 million or 42% to our first quarter sales. There is no assurance that additional new dealers can absorb any potential sales decline in the future as we have filled most of the open sales territories.

         Promotional sales discounts, given to stimulate retail sales, increased to $86,069 or 2.2% of sales for the quarter ended October 27, 2007 as compared to $27,650 or 0.7% of sales for the quarter ended October 28, 2006.

         Dealer inventory at October 27, 2007 increased to approximately four and one-half months supply compared to an approximate two and one-half months supply at the same time last year. Order backlog remained at approximately one month at October 27, 2007 compared to the same time last year. We continually monitor activity at our dealerships and will, if necessary, adjust production to consumer demand.

Cost of Sales and Gross Profit

         Cost of sales for the quarter ended October 27, 2007 was $2,990,472 resulting in $867,349 of gross profit or 22.5% of net sales. For the quarter ended October 28, 2006 cost of sales was $3,098,918 and gross profit was $793,306 or 20.4% of net sales.

         During the quarter ended October 28, 2006 the Company was operating two manufacturing facilities, both operating below capacity, the cost of which adversely affected gross margins.

         The benefits of merging the Company's manufacturing operations into one facility have started to pay off in the way of reduced operation cost and improved efficiencies. The full benefit of this consolidation will not be realized until additional improvements are made to the Palmetto facility. The timing of completing these improvements is dependent on improved cash flow.

         The improvement in gross margin percentage was also the result of a sales mix shift to the larger higher gross margin 38' Forward Seating model. Higher promotional discounts, as mentioned previously, reduced gross margins by approximately 1.5%. The increase in selling price at the start of fiscal year 2008 (August 1, 2007) helped offset increases in raw material, labor and other operating expenses. Management is very concerned about the consumers' acceptance of rising selling prices now and in the future.

Selling, General and Administrative Expenses

         Selling and marketing expenses were $166,088, or 4.3% of net sales, for the quarter ended October 27, 2007 as compared to $143,332 or 3.7% of net sales for the same quarter of last year. This increase is primarily attributable to an increase in salaries for certain sales personnel.

         General and administrative expenses for the quarter ended October 27, 2007 remained about the same at $480,643 or 12.5% of net sales for the quarter ended October 27, 2007 compared to $488,165 or 12.5% of net sales for the same quarter of last year.

         Depreciation and amortization expense increased by $12,696 to $122,905 for the quarter ended October 27, 2007 resulting from addition of boat molds and equipment.

         Interest expense for the quarter ended October 27, 2007 of $28,258 was $14,342 less than the same quarter of last year due to lower average borrowings on the line of credit.

Liquidity and Capital Resources

         At October 27, 2007 the Company had cash and cash equivalents of $341,031 and working capital deficit of $876,416. At October 28, 2006, the Company had cash and cash equivalents of $100,542 and working capital of $1,425,693.

         The Company anticipates that cash generated from operations and the availability under the Company's credit line should be sufficient to satisfy the Company's contemplated cash requirements for its current operations, other than for capital expenditures and the repayment of the Note Payable to shareholders, as discussed below, for at least the next twelve months.

         The Note Payable to Shareholders in the amount of $350,000 plus accrued interest in the amount of $155,496 is due on February 14, 2008. The Company does not currently have available funds to satisfy the note. If the Company is unable to repay the note, the note may be converted into common stock. Conversion of the note would result in substantial dilution to current shareholders.

         Property and equipment purchases during the quarter ended October 27, 2007 were $489,091 consisting primarily of new boat molds. Its is estimated that between $750,000 and $1,000,000 will be needed to complete the initial Palmetto build-out that will allow us to more efficiently meet the current production schedule. Additionally, it is estimated that $400,000 will be required to complete the new boat development project schedule. The actual timing of these expenditures and, consequently, the products completion date is predicated on the Company's ability to generate cash or secure alternative financing.

         Net cash provided by operating activities was $956,022 for the three months ended October 27, 2007 compared to $310,313 used by operating activities for the three months ended October 28, 2006.

         Inventories at October 27, 2007 increased by $206,846 compared to July 28, 2007 due to increased work in process.

         Accounts payable at October 27, 2007 increased by $672,308 due to the increase in inventory and delaying vendor payments.

         The number and level of employees at October 27, 2007 should be adequate to fulfill the production schedule.

Other Events

         As discussed above, we believe that the economy and other factors have had a negative effect on the Company's operations and stock quotation price. In July 2007, in an attempt to maximize shareholder value, the Company entered into a merger agreement with Diamond Information Institute, Inc., a jewelry designer and manufacturer company. Under the merger the Company will issue an aggregate of 7,400,000 shares of common stock and 1,025,000 shares of Series A Voting Convertible Preferred Stock to the shareholders of Diamond Information Institute, Inc. in exchange for a wholly owned interest in Diamond Information Institute, Inc. Simultaneously with the merger, the Company will dispose of all of its boat manufacturing business assets and liabilities, which will be purchased by Carl Herndon, Lawrence Tierney and certain other shareholders of the Company in consideration for the return of 9,987,833 shares of the Company common stock. These affiliates and others will own 100% of the boat manufacturing business following the completion of the reverse merger. Diamond Information Institute, Inc. will be the accounting survivor and surviving business operations; however, the Company is the surviving legal entity. Diamond Information Institute, Inc. is a New Jersey corporation organized in 1988 that has been engaged in the design and manufacture of upscale jewelry since 1995. Diamond Information Institute, Inc. sells its jewelry to approximately 150 independent jewelry stores across the United States. The completion of these transactions is subject to several conditions, including but not limited to SEC review and delivery of an information statement to the Company's shareholders. As of the date of this report the Company cannot provide any assurances that the transactions will be completed.

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


                              JUPITER MARINE INTERNATIONAL HOLDINGS, INC.


Date: December 21, 2007       By: /s/Carl Herndon
                                 -----------------------------------------------
                                 Carl Herndon, Director, Chief Executive Officer (Principal Executive Officer) and President


Date: December 21, 2007       By: /s/Lawrence Tierney
                                 -----------------------------------------------
                                 Lawrence Tierney, Director and Chief
                                 Financial Officer (Principal Executive Officer)